Form 10QSB
period 1995-01-31
KINGS ROAD ENTERTAINMENT INC
filed 1995-03-17
CIK 773588

                                  Form 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.



(X)          Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For the Quarterly Period Ended January 31, 1995                       Commission File No.  0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
               (exact name of registrant as specified in charter)


                                Delaware                                       95-3587522
                             (State or other                                (I.R.S. Employer
                      jurisdiction of incorporation)                      Identification No.)



                      1901 Avenue of the Stars, Suite 605
                         Los Angeles, California  90067
                    (Address of principal executive office)


     Registrant's telephone number, including area code:    (310) 552-0057


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X            NO ____


As of March 16, 1995 the Registrant had 5,120,047 shares of its Common Stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                               AS OF
                                                           JAN. 31, 1995
                                                           -------------
ASSETS
    Cash in Bank                                                 $4,391
    Restricted Cash                                                   0
    Accounts Receivable                                       1,394,458
    Film Costs                                                5,800,507
    Prepaid Expense                                              11,993
    Fixed Assets                                                  4,613
    Other Assets                                                 26,163
                                                            -----------
TOTAL ASSETS                                                 $7,242,125
                                                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                           $741,317
    Due to Related Party - Note C                               560,407
    Accrued Expenses                                             96,184
    Income Taxes Payable                                         17,957
    Debt - Note C                                               754,805
    Deferred Revenue                                            482,467
                                                            -----------
        TOTAL LIABILITIES                                     2,653,137

COMMITMENTS AND CONTINGENCIES
   Note D

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 12,000,000
       shares authorized; 5,120,047 shares issued
       and outstanding - Note E                                  45,716
    Additional Paid-in Capital                               24,902,177
    Retained deficit                                        (20,358,905)
                                                            -----------
       TOTAL SHAREHOLDERS' EQUITY                             4,588,988
                                                            -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $7,242,125
                                                            ===========


The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND RETAINED (DEFICIT) - (UNAUDITED)



                                        FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                          ENDED JANUARY 31,           ENDED JANUARY 31,
                                       1995          1994           1995           1994
                                   -----------    -----------    -----------    -----------
REVENUES:
   Feature Films                    $1,427,056     $2,994,717     $2,771,541     $5,202,798
   Interest Income                          13             34            291            504
   Other Income                              0              0          1,510          2,500
                                   -----------    -----------    -----------    -----------
                                     1,427,069      2,994,751      2,773,342      5,205,802

COSTS AND EXPENSES:
   Costs Related to Revenue          1,220,662      2,486,364      2,053,226      3,881,382
   Selling Expenses                     83,423         25,897        326,166        331,075
   General & Admin. Exp.               179,672        207,246        499,690        620,426
   Interest - Note B                         0         27,840              0         27,840
                                   -----------    -----------    -----------    -----------
                                     1,483,757      2,747,347      2,879,082      4,860,723

   INCOME/(LOSS) BEFORE
   INCOME TAXES                        (56,688)       247,404       (105,740)       345,079

Provision for income
   taxes - Note F                        1,422          3,371         51,772         49,130
                                   -----------    -----------    -----------    -----------
   NET INCOME/(LOSS)                   (58,110)       244,033       (157,512)       295,949

Retained Deficit
   Beginning of Period             (20,300,795)   (20,818,525)   (20,201,393)   (20,870,441)
                                   -----------    -----------    -----------    -----------
   End of Period                   (20,358,905)   (20,574,492)   (20,358,905)   (20,574,492)
                                   ===========    ===========    ===========    ===========
Net Earnings
Per Share - Note A                      ($0.01)         $0.05         ($0.03)         $0.06
                                   ===========    ===========    ===========    ===========

Weighted Average Number
of Common Shares                     5,120,047      5,080,047      5,120,047      5,080,047
                                   ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                      FOR THE NINE MONTHS
                                                                        ENDED JANUARY 31,
                                                                1995                        1994
                                                             ----------                  ----------
OPERATING ACTIVITIES
     Net Income/(Loss)                                        ($157,512)                   $295,949
     Noncash items included in income:
        Depreciation and amortization                         2,061,547                   3,881,383
     (Increase)/Decrease in:
        Accounts Receivable                                      48,155                  (1,013,806)
        Prepaid Expenses                                              0                         181
        Other Assets                                                 (2)                          0
        Restricted Cash                                          10,430                      10,430
     Increase/(Decrease) in:
        Accounts Payable                                         73,673                    (769,638)
        Settlements Payable                                           0                    (350,000)
        Accrued Expenses                                         69,157                      13,810
        Income Taxes Payable                                          0                      (1,110)
        Deferred Revenue                                        234,815                    (430,667)
                                                             ----------                  ----------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                     2,340,263                   1,636,532

INVESTING ACTIVITIES
     Purchase of Fixed Assets                                    (1,839)                          0
     Gross additions to Film Costs                           (3,394,054)                 (1,552,592)
                                                             ----------                  ----------
     NET CASH (USED IN)
     INVESTING ACTIVITIES                                    (3,395,893)                 (1,552,592)

FINANCING ACTIVITIES
     Increase in Debt                                         2,742,181                   1,326,527
     Repayment of Debt                                       (2,158,774)                 (1,322,157)
     Borrowing from Related Party                               283,000                      98,481
     Proceeds from Exercise of Stock Options                     16,250                           0
                                                             ----------                  ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                       882,657                     102,851
                                                             ----------                  ----------
    INCREASE/(DECREASE) IN CASH                                (172,973)                    186,791

CASH AT BEGINNING OF PERIOD                                     177,364                      15,512
                                                             ----------                  ----------
CASH AT END OF PERIOD                                            $4,391                    $202,303
                                                             ==========                  ==========


The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended April 30, 1994, included in the Company's annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1995 and the results of operations and cash flows for the three month and nine month periods ended January 31, 1995 and 1994 have been included. Certain adjustments were made to reflect the adoption of SFAS 109, "Accounting for Income Taxes", effective May 1, 1993. (See Note F- Income Taxes.)

The results of operations for the three and nine month periods ended January 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1994.

Earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

NOTE B - FILM COSTS

                                                                          As of
                                                                      Jan. 31, 1995
                                                                      -------------
              Film costs consist of:

              Films in release                                        $164,994,848
              Accumulated Amortization                                (161,853,400)
                                                                      ------------
                        Subtotal                                         3,141,448

              Films in production                                        2,190,442
              Story rights & development costs                             468,617
                                                                      ------------
                         Total Film Costs                               $5,800,507
                                                                      ============

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. The total amount of interest expense capitalized to film costs during the three months ended January 31,

1995 was approximately $41,000, no interest was capitalized for the three months ended January 31, 1994. The total amount of interest expense capitalized to film costs during the nine months ended January 31, 1995 and 1994 was approximately $88,000 and $46,000, respectively.

NOTE C - DEBT

As of January 31, 1995, the Company had debt of $754,805 due March 1, 1995.
The Company entered into an agreement with a bank on July 12, 1994 to provide a revolving facility with maximum borrowings up to $1,500,000 expiring March 1, 1995. The loan bears interest at LIBOR plus 3% (as of January 1, 1995, 9.125%) and is secured by a first lien on all amounts to be received under the Company's theatrical, video, pay television, free television and foreign film licensing agreements and by first liens on the copyrights of all films owned by the Company. The agreement contains a provision wherein the Company cannot request advances under the credit facility after December 31, 1994. The Company is in compliance with all covenants specified in the agreement.

In January 1993, the Company borrowed $300,000 from an officer of the Company to allow it to meet current expenses. The Company has subsequently borrowed an additional $382,286 from the same officer and repaid $121,074 of its obligation. The loan is payable with interest at 6% on demand but not earlier than May 1995. The Company is also responsible for the officer's cost of funds, if any, above 6%.

NOTE D - LITIGATION AND CONTINGENCIES

In December 1994, the Company filed a lawsuit in the Superior Court of the County of Los Angeles against The Movie Group, Inc. ("TMG") alleging cause of action for breach of contract, conversion and breach of fiduciary duty, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from sales of the film after deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies to which the company is entitled to receive. The lawsuit seeks payment of any monies due along with termination of the Agreements. While management believes it may prevail on some or all of the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with third parties.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Nonqualified Stock Option Plan (the "1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At January 31, 1995, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.52 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the Chairman of the Board, 16,875 by another director, and 50,000 by an officer of the Company. Options to purchase an additional 250,000 shares have also been granted to the Chairman of the Board outside the 1987 Plan at an exercise price of $.25 per share. All of the outstanding options expire in August 1997.

NOTE F - INCOME TAXES

Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change to the "asset and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which was required under Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

Pursuant to the deferred method of accounting for income taxes required by APB 11, applicable in the years prior to the fiscal year ended April 30, 1994, deferred taxes would have been provided for timing differences between financial statement and tax return recognition of income and expenses. Although timing differences arose during periods prior to fiscal 1994, any future taxes payable would have been offset by tax benefits resulting from the use of losses from such years, and accordingly, no deferred taxes were provided. The principal timing differences that arose during those periods relates to the recognition of revenues from licensing agreements and different bases in film costs for book and tax purposes.

The Company's financial position and results of operations were not impacted by the change in the method of accounting for income taxes resulting from the adoption of SFAS 109. Deferred income taxes at January 31, 1995 reflect the impact of temporary differences between assets and liabilities from financial reporting purposes and their carrying values as measured by tax laws. These temporary differences are determined in accordance with SFAS 109 and are more inclusive in nature than timing differences as determined under previously applicable accounting policies.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at January 31, 1994 are as follows:

Assets/(Liabilities)                                                 1994
- --------------------                                              ----------
Deferred revenue                                                    $253,000
(Film cost amortization)                                            (491,000)
Net operating loss carryforwards                                   6,440,000
Investment tax credit carryforwards                                2,166,000
Foreign tax credit carryforwards                                     400,000
                                                                  ----------
          Subtotal                                                 8,768,000

Valuation allowance                                               (8,768,000)
                                                                  ----------
          Net Deferred Taxes                                              $0
                                                                  ==========

A valuation allowance of $8,768,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of utilizing the loss carryforwards.

Item 2 - Management's Discussion and Analysis of Financial
         Position and Results of Operations

Results of Operations

For the three months ended January 31, 1995, the Company reported a net loss of approximately $58,000 on revenues of approximately $1,427,000 compared to net income of approximately $244,000 on revenues of approximately $2,995,000 for the same period last year. The decrease in revenue of approximately 50% is due to the fact that the Company released only one film, "The Stranger", to the domestic pay television market during the current quarter. For the same period last year, the Company released one film to the domestic home video market and two films to the foreign market. For the nine months ended January 31, 1995 the net loss reported by the Company was approximately $158,000 on revenues of approximately $2,772,000 versus net income of approximately $296,000 on revenues of approximately $5,203,000 for the same period last year. The Company currently projects that "The Stranger" and another completed film, "The Redemption", will be released into the foreign market in the fourth quarter. Future revenues of the Company will be dependent upon the success of these releases and on the Company's ability to continue to generate working capital for the development of additional motion picture projects and the success of those projects. (See "Liquidity and Capital Resources.")

Costs relating to revenue were approximately $1,221,000 during the three months ended January 31, 1995 versus approximately $2,053,000 versus the three months ended January 31, 1994. These costs relate to amortization of production costs of films on which revenue was recognized during the period. Selling expenses increased to approximately $83,000 during quarter versus approximately $26,000 for the same period last year. General and Administrative Expenses decreased to approximately $180,000 during the quarter from approximately $207,000 during the same period last year. This decrease resulted from continued reductions in overhead expenditures made by the Company.

In accordance with Statement of Financial Accounting Standards No. 34, interest is capitalized to film costs based upon the weighted average of production costs outstanding during a period. For the three months ended January 31, 1995, the Company capitalized approximately $41,000 of interest costs. During the three months ended January 31, 1994, no interest was capitalized to production costs. Interest expense during this period was approximately $28,000. (See Note B to the Unaudited Consolidated Financial Statements.)

Liquidity and Capital Resources

The production of motion pictures requires substantial capital. In producing a motion picture, the Company must expend substantial sums for both production and print and advertising expenses, all before any revenues are generated by the film. In certain instances the Company has been able to negotiate with a distributor to have print and advertising monies advanced, although often the Company has financed these capital investments itself. The Company has obtained advances and guarantees from its distributors in various media worldwide with respect to many of its pictures, but these advances and guarantees are generally not received until after completion and release of the picture.

The principal asset on the Company's balance sheet is unamortized film costs. The unamortized film costs reflects the lower of cost or management's estimate of future revenues on a film by film basis in accordance with generally accepted accounting principles. The

Company's unamortized film costs as of January 31, 1995 and 1994 were approximately $5,800,000 and $5,255,000, respectively.

Not reflected on the Company's balance sheet, in accordance with generally accepted accounting principles, is the full value of the Company's film library. Once fully amortized for financial statement purposes, a film may still generate significant revenue. A consultant, hired by the Company in October 1993, estimated the value of the Company's film library at approximately $7,000,000 (not including the Company's four most recently completed films). This represents the present value of future estimated revenues less associated sales costs. There is no assurance that the company could realize all of this estimated value.

For the nine months ended January 31, 1995, the Company's net cash provided by operating activities was approximately $2,340,000, compared to approximately $1,637,000 in the same period last year. Net cash provided by financing activities was approximately $883,000 and approximately $103,000 for the nine month periods ending January 31, 1995 and January 31, 1994, respectively. The net cash provided by operating and financing activities in addition to approximately $173,000 of cash on hand was used primarily for investing activities through gross additions to film costs of approximately $3,394,000 for the nine month period ended January 31, 1995 and approximately $1,553,000 for the same period last year.

Sources of Capital

The Company's principal sources of working capital are provided by motion picture licensing income and Credit Lyonnais Bank Nederland N.V. under a revolving credit facility agreement; borrowings are limited to a percentage of the amount of certain contract receivables of the Company. This credit facility provides for maximum borrowings of $1,500,000 expiring March 1, 1995. The credit facility bears interest at LIBOR plus 3% and is secured by a first lien on all amounts to be received under the Company's theatrical, home video, pay television, free television and foreign license agreements and by first liens on the copyrights of all films produced or acquired by the Company. (See Note C to the Unaudited Consolidated Financial Statements.)

Additional capital was provided through a loan made by another corporation ("Limited Partner") to a limited partnership ("Partnership"), owned 50% by the Company. The sole purpose of the Partnership is the production and distribution of a feature-length theatrical motion picture with a budget of approximately $3,000,000. The Limited Partner loaned 50% of the budget and contributed, as equity, 25% of the budget of the picture. The remaining 25% of the budget was provided, as equity, by the Company. The Company guaranteed repayment of 50% of the loan made by the Limited Partner, and agreed to act as the general partner for the Partnership. The revenues generated by the Partnership will first be disbursed by the Partnership to repay the Limited Partner's loan and legal expenses and to pay the Company's executive producing fee of $250,000, then, revenues will be disbursed to the Limited Partner and the Company in equal shares. (See "Future Commitments".)

Future Commitments

The Company's anticipated major financial commitments relate to the production and release of its motion pictures. In recent years, the Company has concentrated on producing and distributing low budget films which require small amounts of working capital. The Company plans to continue producing these types of films, but will pursue projects with higher budgets if management feels sufficient resources are available.

The Company's short-term cash needs are dependent on adequate borrowing availability. The revolving credit facility with Credit Lyonnais Bank Nederland N.V. previously discussed expired March 1, 1995. The credit facility allowed the Company to borrow a percentage of certain contract receivables. There are a number of banks in the entertainment industry that support this type of lending and the Company is actively pursuing discussions with these banks. Although management believes that it will be able to obtain financing for the production of new films, the Company's operations have been and will be constrained by the availability of adequate financing.

The Company, in the Partnership Agreement discussed above, guaranteed repayment of 50% of the loan made to the Partnership by the Limited Partner. In management's opinion, this potential future commitment will not have a materially adverse impact on the Company's financial position and results of operations.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings


In December 1994, the Company filed a lawsuit in the Superior Court of the County of Los Angeles against The Movie Group, Inc. ("TMG") alleging causes of action for breach of contract, conversion and breach of fiduciary duty, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from sales of the film after deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies to which the Company is entitled to receive. The lawsuit seeks payment of any monies due along with termination of the Agreement. While management believes it may prevail on some or all the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with third parties.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         KINGS ROAD ENTERTAINMENT, INC.




Dated: March 16,1995                   /s/Stephen J. Friedman
                                       ----------------------------------
                                       Stephen J. Friedman
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



Dated: March 16, 1995                  /s/Christopher M. Trunkey
                                       ----------------------------------
                                       Christopher M. Trunkey
                                       Chief Financial Officer