Form 10QSB/A
KINGS ROAD ENTERTAINMENT INC
filed 1995-05-24
CIK 773588

                                 Form 10-QSB/A


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

                          YES  X            NO
                             -----            -----


As of May 22, 1995 the Registrant had 5,120,047 shares of its Common Stock, $.01 par value, issued and outstanding.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         KINGS ROAD ENTERTAINMENT, INC.


Dated: May 22, 1995                  /s/   Stephen J. Friedman
                                     ---------------------------------------
                                     Stephen J. Friedman
                                     Chairman of the Board of Directors
                                     and Chief Executive Officer


Dated: May 22, 1995                  /s/   Christopher M. Trunkey
                                     ---------------------------------------
                                     Christopher M. Trunkey
                                     Chief Financial Officer