Form 10KSB
period 1995-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1995-07-27
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1995             Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

         Delaware                                                95-3587522
(State or other jurisdiction                                  (I.R.S. Employer
       of incorporation)                                     Identification No.)

                      1901 Avenue of the Stars, Suite 605
                         Los Angeles, California 90067
                    (Address of principal executive office)

Issuer's telephone number, including area code:  (310) 552-0057

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X      NO
                                  -----       -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ ]

State issuer's revenues for its most recent fiscal year:  $4.3 million.

As of July 20, 1995 the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average of the bid and ask prices as reported on the NASDAQ) was approximately $1,211,000 (assuming that all officers and directors of the Registrant are deemed to be affiliates for this purpose).

As of July 20, 1995 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  YES        NO   X
                                                    -----     -----

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Kings Road Entertainment, Inc. ("Company" or "Registrant") is engaged primarily in the development, financing, production and distribution of motion pictures for theatrical exhibition (when practical) and for subsequent distribution to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 with its first motion picture, "All of Me", starring Steve Martin and Lily Tomlin, which was released in 1984. Seventeen other pictures have subsequently been theatrically released in the domestic market; four other pictures have been released directly to the domestic home video or pay television market; and two pictures have yet to be domestically released. The Company has also acquired certain distribution rights to several other films produced by other production companies.

         The Company's strategy is to maximize returns by financing its pictures itself by offsetting a significant portion of the cost of production by obtaining advances and guarantees from the licensing of the distribution rights in its pictures and, in some cases, investments from third parties.
(SEE "FINANCING"). Advances represent cash payments which can be used to defray a portion of the cost of production, while guarantees can be used as collateral to obtain loans from banks. Advances and guarantees are generally not refundable under any circumstances provided the film has been completed and delivered.

DEVELOPMENT

         The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and to the development of screenplays. At any given time, the Company is developing between approximately 5 and 15 motion picture scripts or ideas for possible future production. As of April 30, 1995, approximately $157,000 had been spent or committed by the Company in connection with projects that were active at
that date.   During fiscal years 1995 and 1994, the Company spent approximately
$20,000 and $123,000, respectively, on development activities, and anticipates that it will spend between $100,000 and $600,000 each year in the future on such activities. Although a substantial number of projects which the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects which have a chance of achieving commercial success.

PRODUCTION

         The Company attempts to produce its pictures at the lowest possible cost consistent with the quality which it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small permanent staff and by renting production facilities and engaging production staff only as required on a film-by-film basis. The Company generally produces pictures which have a cost of production between $1,000,000 and $7,000,000 and which it believes cannot significantly exceed their budgeted cost. Although the Company's past production experience allows a certain control of production costs, the production costs of motion pictures as an industry trend have continually escalated in recent years.

         As of April 30, 1995, the Company has produced (or co-produced) twenty-four pictures, eighteen of which were theatrically released in the domestic market, four of which were released directly to video or pay television in the domestic market, and two of which have not yet been released domestically.

The Company's pictures produced (or co-produced) to date are as follows:

         TITLE                                PRINCIPAL CAST                            RELEASE DATE
         -----                                --------------                            ------------
         All of Me                            Steve Martin, Lily Tomlin                 September 1984

         Creator                              Peter O'Toole, Mariel Hemingway           September 1985

         Enemy Mine                           Dennis Quaid, Louis Gossett, Jr.          December 1985

         The Best of Times                    Robin Williams, Kurt Russell              January 1986

         Touch & Go                           Michael Keaton, Maria Conchita Alonso     August 1986

         Morgan Stewart's Coming Home         Jon Cryer, Lynn Redgrave                  February 1987

         The Big Easy                         Dennis Quaid, Ellen Barkin                August 1987

         In the Mood                          Patrick Dempsey, Beverly D'Angelo         September 1987

         Rent-A-Cop                           Burt Reynolds, Liza Minelli               January 1988

         The Night Before                     Keanu Reeves, Lori Louglin                March 1988

         My Best Friend is a Vampire          Robert Sean Leonard, Cheryl Pollack       May 1988

         Jacknife                             Robert DeNiro, Ed Harris                  March 1989

         Kickboxer                            Jean Claude Van Damme                     August 1989

         Homer & Eddie                        Whoopi Goldberg, James Belushi            December 1989

         Blood of Heroes                      Rutger Hauer, Joan Chen                   February 1990

         Kickboxer II                         Sasha Mitchell, Peter Boyle               June 1991

         Kickboxer III                        Sasha Mitchell                            June 1992

         Paydirt                              Jeff Daniels, Catherine O'Hara            August 1992

         Knights                              Kris Kristofferson, Kathy Long            November 1993

         Brain Smasher                        Andrew Dice Clay, Teri Hatcher            November 1993

         Kickboxer IV                         Sasha Mitchell                            July 1994

         The Haunted Heart                    Diane Ladd, Olympia Dukakis               TBA

         The Stranger                         Kathy Long                                March 1995

         The Redemption                       Mark Dacascos                             TBA

FINANCING

         The Company attempts to offset a significant portion of the cost of production of its pictures by obtaining advances and guarantees from the licensees of distribution rights in its pictures. However, under certain circumstances, whether because the financial risk of a picture exceeds that which the Company is willing to take or for other reasons, the Company may obtain the financing for all or part of the cost of production of a picture from a third party.

         The principal sources of working capital for the Company have been (i) a revolving credit facility with Credit Lyonnais Bank Nederland N.V. ("Credit Lyonnais") which provided borrowings limited to a percentage of certain receivables of the Company, and was secured by a first lien on all amounts to be received under the Company's license agreements and by a first lien on all copyrights owned by the Company ("Credit Facility"), (ii) individual production loans on films provided by Credit Lyonnais and/or other banks, (iii) internally generated funds, primarily from the exploitation of the Company's pictures, to the extent that such funds have not been pledged to Credit Lyonnais, and (iv) financing from third-party investors.

         The Credit Facility expired March 1, 1995. The Company fully repaid all of its obligation on March 20, 1995, and Credit Lyonnais has subsequently released all collateral. At April 30, 1995, the Company had no outstanding amounts due under this or any other credit facility or bank loan. (SEE "NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS").

DISTRIBUTION

         Theatrical -- The Company, when practical, licenses its pictures to distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company's motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. Although in certain cases the distributors advance costs relating to advertising and publicizing the motion pictures and the manufacturing of prints, the Company expects that in most cases it will be required to fund or arrange funding for the prints and advertising costs itself. (SEE "FINANCING").

        Home Video and Pay Television -- While in the past the Company's pictures were all theatrically released before being distributed on home video, certain low budget pictures are often not released theatrically, but are distributed for the first time on video or pay television. Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including Home Box Office, Paramount Pictures, Live Home Video, and Trimark. These video distributors in turn sell videocassettes to video retailers which rent or sell videocassettes to consumers. Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and pay-per-view distributors.

         Free Television -- After licensing to pay television, the Company's films are made available to television stations and basic cable outlets. The Company licenses the free television rights to its films to companies such as ITC Entertainment and Worldvision Enterprises who in turn sell packages of films to televisions stations and basic cable services.

         Other Rights -- Network television, non-theatrical, music publishing, soundtrack album, novelization, and other miscellaneous rights in the Company's pictures are, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

        International Markets -- The Company generates substantial revenues from the licensing of its pictures outside of the United States. The Company licenses its pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain it own staff.

EMPLOYEES

         At April 30, 1995, the Company employed eight full-time employees in its Los Angeles office. During the production of a motion picture, additional employees are engaged by the Company for that production. The compensation of these additional employees, including in some cases the right to participate in the net or gross revenues of a particular picture, are included in the capitalized cost of the related picture. The Company and certain of its subsidiaries are subject to the terms of various industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild. The Company considers its employee relations to be satisfactory at present, although, the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

COMPETITION

         The motion picture industry is highly competitive. The Company faces competition from motion picture studios and numerous independent production companies, many of which have greater financial resources than the Company. All of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures produced by the Company.

REGULATION

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recording, artwork, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976. The Company plans to take all appropriate and reasonable measures to obtain agreements from licensees to secure, protect and maintain copyright protection for all motion pictures under the laws of all applicable jurisdictions.

         The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company follows the practice of submitting its pictures for such ratings. Management's current policy is to produce motion pictures which qualify for a rating no more restrictive than "R".

ITEM 2.  PROPERTIES

         The Company leases its principal executive office in Los Angeles, California on a month-to-month basis. The Company currently leases approximately 3,300 square feet of office space at $1.00 per square foot per month. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and rents any necessary production or post production facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1994, the Company filed a lawsuit in the Superior Court of the County of Los Angeles against The Movie Group, Inc. ("TMG") alleging causes of action for breach of contract, conversion, and breach of fiduciary duty, among other things, and seeking an accounting and declaratory relief, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies to which the Company is entitled to receive. The lawsuit seeks payment of any monies due along with termination of the Agreement. While management believes it may prevail on some or all of the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with certain third parties. Subsequent to April 30, 1995, TMG filed a cross-complaint against the Company and a third party alleging, among other things, inducing breach of contract, recision based on fraud and intentional interference with existing business relationships. Management believes it has substantial defenses to all of the allegations in the cross-complaint.

         In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the NASDAQ stock market under the symbol "KREN" since September 1985. The following table sets forth the high and low closing bid prices of the Common Stock as reported by NASDAQ through April 30, 1995:

         FISCAL YEAR 1994                       HIGH       LOW
         ----------------                       -----      ----
           First Quarter                         5/8        3/8
           Second Quarter                        3/4        1/4
           Third Quarter                        13/16       5/8
           Fourth Quarter                        3/4       9/16

         FISCAL YEAR 1995                       HIGH       LOW
         ----------------                       -----      ----
           First Quarter                        11/16      9/16
           Second Quarter                       25/32      9/16
           Third Quarter                         9/16       3/8
           Fourth Quarter                       17/32       3/8

         As of July 20, 1995, the Company had approximately 275 stockholders of record plus approximately 800 shareholders holding shares in street name.

         The Company has never paid a cash or stock dividend on its Common Stock and has no intention to pay any dividends in the future. The Company currently intends to retain all earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues are almost exclusively derived from the exploitation of the feature films it produces, as well as from film rights it has acquired, and are spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has recently been producing, generally do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films which become available in the various media during that fiscal year. Of the two films produced by the Company during the fiscal year ended April 30, 1995, the Company released one to the domestic pay television market and the international home video market. The second film was released only to certain territories in the international home video market.

         As revenues are recognized for each film, the Company amortizes the costs incurred in producing that film. The Company amortizes film costs under the income forecast method as described in Statement of Financial Accounting Standards (SFAS) No. 53 which provides that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs relating to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

RESULTS OF OPERATIONS

         For the fiscal year ended April 30, 1995, the Company reported a net loss of approximately $395,000 on feature film revenues of approximately $4.3 million as compared to a net profit of approximately $669,000 on feature film revenues of approximately $8.1 million for the prior fiscal year. The net loss results primarily from the write-down to net realizable value of approximately $680,000 for two films produced by the Company in prior fiscal years and a decrease in revenues of approximately 47%. The decrease in revenues is primarily attributable to the fact that one of the films produced by the Company during the current year was not available for release in the domestic market. During the last fiscal year, the films produced by the Company were completed and released in both the domestic and foreign markets prior to the end of the fiscal year. The decrease is also attributable to greater competition for lower budget films, which the Company has been producing, resulting in generally lower prices in the home video and television markets. Domestic television revenues were recognized for "The Stranger", "Brain Smasher", "Knights" and "Kickboxer". Significant foreign revenues were recognized for "Kickboxer IV: The Aggressor", "Brain Smasher", "The Stranger" and "The Redemption".

         Costs related to revenue as a percentage of feature film revenues for fiscal year 1995 increased to 81% from 68% for fiscal year 1994. This increase is attributable to the write-down to net realizable value of the Company's investment in two films produced in prior fiscal years. Selling expenses for fiscal year 1995 decreased to approximately $502,000 from approximately $978,000 for fiscal year 1994. This decrease results primarily from decreased commissions expense attributable to the decrease in revenues during the fiscal year. General and administrative expenses for the current year decreased to approximately $645,000 from approximately $873,000 for fiscal year 1994. This decrease is attributable to (i) continued reductions in the Company's overhead expenditures and (ii) the decrease in salary during a substantial portion of the current year by one of the Company's officers. Although the resulting decrease will not be repaid to the officer, subsequent to April 30, 1995 the officer's salary was restored to its original level. (SEE "ITEM 10. EXECUTIVE COMPENSATION"). During the current and prior fiscal year, interest expense of approximately $122,000 and $118,000 for 1995 and 1994, respectively, was capitalized to film costs in accordance with SFAS No. 34.

LIQUIDITY AND CAPITAL RESOURCES

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company must expend substantial sums for both the production and distribution of a picture, all before any revenues are generated by that film. In certain instances the Company obtains advances and guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost.

         The Company's principal sources of working capital during fiscal year 1995 were (i) motion picture licensing income and (ii) Credit Lyonnais under the Credit Facility; borrowings were limited to a percentage of certain contract receivables of the Company up to $1,500,000. The Credit Facility expired on March 1, 1995 and bore interest at LIBOR plus 3% (as of March 1, 1995, 9.0%) and was secured by a first lien on all amounts to be received under the Company's license agreements and by a first lien on all copyrights owned by the Company.

         The Company's net cash provided by operating activities increased to approximately $3.6 million as compared to approximately $3.5 million in fiscal 1994. The Company used its operating cash flow in investment activities, almost exclusively gross additions to film costs, of approximately $3.6 million in fiscal 1995, and $2.4 million in fiscal 1994 and in financing activities in 1994 with the repayment of debt of approximately $965,000. Financing activities during 1995 contributed net cash flow of approximately $11,000, however, the Company repaid the Credit Facility in full.

         The principal asset on the Company's balance sheet is unamortized film costs. The Company's unamortized film costs at the end of fiscal years 1995 and 1994 were approximately $4.6 million and $4.5 million respectively. Not reflected on the Company's balance sheet, in accordance with generally accepted accounting principles, is the full realizable value of the Company's film library. Once fully amortized for financial statement purposes, a film may still generate significant revenue. A consultant, hired by the Company in October 1993, estimated the value of the Company's film library at approximately $7 million (not including the Company's five most recently produced films) which represented the present value of future estimated sales less associated costs. There is no assurance that the Company could realize all of this estimated value.

FUTURE COMMITMENTS

         The Company's anticipated major financial commitments relate to the production and release of its motion pictures. Recently the Company has been concentrating on lower budget films and expects to continue producing these types of films, but will pursue projects with higher budgets if management feels sufficient resources are available and risk is limited. The financial resources necessary for the production and release of films is generally dependent on adequate borrowing availability. The Credit Facility with Credit Lyonnais expired March 1, 1995 and allowed the Company to borrow a percentage of certain contract receivables. There are a number of banks in the entertainment industry that support this type of lending and the Company is actively pursuing discussions with these banks. Although management believes it will be able to obtain financing for the production of new films, the Company's financial position and operations have been and will be constrained by the availability of adequate financing.

         The Company owns 50% of a limited partnership created for the sole purpose of producing and distributing the film "The Haunted Heart". The Company guaranteed repayment of 50% of a loan made to the partnership by the limited partner in the approximate amount of $1.5 million. In management's opinion, this potential future commitment will not have a materially adverse impact on the Company's financial position or results of operations. (SEE "NOTE I TO THE CONSOLIDATED FINANCIAL STATEMENTS").

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Kings Road Entertainment, Inc. and subsidiaries are listed on the Index to Financial Statements set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the directors and executive officers of the Company. Directors are elected at the annual meeting of stockholders to serve for staggered terms of three years each and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors of the Company. Except as indicated below, there are no other family relationships between any of the directors or executive officers.

                                                                                    EXPIRATION
               NAME                 AGE                  POSITION                     OF TERM
               ----                 ---                  --------                     -------
         Stephen Friedman            58      Chairman of the Board                     1996
                                             and Chief Executive Officer

         Christopher Trunkey         29      Vice President, Chief Financial           ----
                                             and Administrative Officer and
                                             Secretary

         Kenneth Aguado              37      Vice President and Director               1995

         Martin Davidson             54      Director                                  1997

EXECUTIVE OFFICERS AND DIRECTORS

         STEPHEN FRIEDMAN, Chairman of the Board of Directors and Chief Executive Officer, has been an officer and director of the Company since its inception in 1980. Mr. Friedman has been an independent motion picture producer since 1971. He produced nine motion pictures between 1971 and 1982, including "The Last Picture Show", "Slapshot", "Little Darlings", "Fast Break", and "Eye of the Needle". Prior thereto, Mr. Friedman was employed as an attorney by Paramount Pictures Corporation, Ashley Famous Agency, a talent agency serving the entertainment industry, Columbia Pictures, and briefly the Federal Trade Commission. Mr. Friedman graduated from Harvard Law School in 1960 and the Wharton School of the University of Pennsylvania in 1957 with a B.S. in Economics.

         CHRISTOPHER TRUNKEY, Vice President, Chief Financial and Administrative Officer and Secretary, joined the Company in May 1994. Prior to joining the Company, Mr. Trunkey was Controller for Ulysse Entertainment from October 1993 to May 1994. Previous to Ulysse Entertainment, Mr. Trunkey was Director of Financial Planning at Reeves Entertainment from May 1990 through September 1993 and Staff Accountant for Telautograph Corporation from August 1988 through May 1990. Mr. Trunkey is a graduate of Drake University with a degree in Finance.

         KENNETH AGUADO has been a director of the Company since February 1989. In July 1994, Mr. Aguado rejoined the Company as Vice-President for Creative Affairs, a position he held from 1981 until 1990. Between 1990 and 1994, Mr. Aguado headed production for Miller-Boyett Motion Pictures at Warner Brothers and was Vice-President of Production for Badham/Cohen Group at Universal Pictures. Mr. Aguado attended Tulane University, where he graduated with a degree in Psychology and Film Theory & Criticism. Mr. Aguado is a nephew of Stephen Friedman.

         MARTIN DAVIDSON has been a director of the Company since February 1989. He has been a producer, writer, and director of feature films since 1972. He produced the film "A Fan's Notes," wrote, produced and directed "The Lords of Flatbush," wrote and directed "Almost Summer" and "Eddie and the Cruisers," and directed "Hero at Large," "Long Gone," "Heart of Dixie," and "Hard Promises". Mr. Davidson was the head of the motion picture division of Ashley Famous Agency from 1960 to 1964. He attended Syracuse University from 1957 to 1958 and the American Academy of Dramatic Arts from 1959 to 1961.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation of the Company's Chief Executive Officer for each of the last three fiscal years. No other executive officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                                                                                       LONG TERM
                                                        ANNUAL COMPENSATION           COMPENSATION
                                                        -------------------           ------------
                                                                                      STOCK OPTIONS
            NAME AND POSITION            YEAR        SALARY ($)       BONUS ($)          (SHARES)
            -----------------            ----        ----------       ---------          --------
         Stephen Friedman                1995          60,000(1)          0                    0
           Chairman of the Board
           and Chief Executive           1994         250,000             0                    0
           Officer
                                         1993         250,000             0              235,500(2)

         -----------------
         (1) During a portion of the fiscal year, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 to provide the Company with the resources necessary to begin repayment of the borrowings identified in "Item 12. Certain Relationships and Related Party Transactions".

         (2) The term of previously granted options scheduled to expire on August 8, 1992 was extended an additional five years.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         Shown below is information with respect to the unexercised options held by the Chief Executive Officer, all of which are currently exercisable. No options were granted to or exercised by Mr. Friedman during the fiscal year ended April 30, 1995.

                                                                 VALUE OF UNEXERCISED
                                   NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
               NAME              OPTIONS AT APRIL 30, 1995       AT APRIL 30, 1995 (1)
               ----              -------------------------       ---------------------
         Stephen Friedman                 485,500                       $121,375

         -----------------
         (1) Based upon the difference between the closing stock price on April 30, 1995 and the option exercise price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information, as of July 20, 1995, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                       NUMBER OF        PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES            CLASS
         ------------------------------------           ------            -----
         Stephen Friedman                             3,239,871(1)        57.8%
         1901 Avenue of the Stars, Suite 605
         Los Angeles, CA  90067

         -----------------
         (1) Includes options granted to Mr. Friedman to purchase 485,500 shares at an exercise price of $.25 per share which are presently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of July 20, 1995, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

           NAME AND ADDRESS OF DIRECTORS OR          NUMBER OF           PERCENT OF
              NUMBER OF PERSONS IN GROUP              SHARES                CLASS
              --------------------------              ------                -----
         Stephen Friedman                          3,239,871 (1)            57.8%
         1901 Avenue of the Stars, Suite 605
         Los Angeles, CA  90067

         Kenneth Aguado                              16,875 (2)               *
         4309 Wilkinson Avenue
         Studio City, CA  91604

         Martin Davidson                                 0                    0
         1505 Viewsite Terrace
         Los Angeles, CA  90069

         All Executive Officers and
         Directors as a Group (4 persons)          3,256,746 (3)            57.9%

         -----------------
         *  Less than 1%.

         (1) Includes options granted to Mr. Friedman to purchase 485,500 shares which are presently exercisable.

         (2) Consists of options granted to Mr. Aguado to purchase 16,875 shares which are presently exercisable.

         (3) Of the shares included as beneficially owned by all directors and officers as a group, 502,375 shares may be acquired by exercise of options which are presently exercisable.

         The Company knows of no arrangements, including any pledge of the Company's securities, the operation of which, at a subsequent date, may result in a change of control of the Company.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Since December 1992, the Company has borrowed approximately $682,000 from Stephen Friedman, an officer of the Company, including $283,000 at an interest rate of 24% per annum (Mr. Friedman's actual cost of funds), during the fiscal year ended April 30, 1995. These funds were used for current expenses and as additional financing for the production of certain films. In September 1994, the Company began making regular payments to Mr. Friedman to reduce these outstanding loans and, when excess cash was available, additional repayments were made. To facilitate these repayments, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 for a portion of the fiscal year. (SEE "ITEM 10. EXECUTIVE COMPENSATION"). As of April 30, 1995 the principal balance due under these loans was approximately $443,000. As of July 20, 1995, the principal balance due under these loans was approximately $175,000. Interest expense to Mr. Friedman was approximately $56,000 for the year ended April 30, 1995.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

         3.1     Restated Certificate of Incorporation, as amended. (2)

         3.2     Bylaws of Registrant. (2)

         10.1 November 10, 1986 Agreement between ITC Entertainment, Inc. and Registrant. (1)

         10.2    1987 Non-Qualified Stock Option Plan of Registrant. (2)

         10.3 December 28, 1989 Agreement between Worldvision Enterprises, Inc. and Registrant. (3)

         10.4 Second Amended and Restated Revolving Credit Facility and Security Agreement dated July 12, 1994 between Credit Lyonnais and Registrant, among others. (5)

         21      Subsidiaries of Registrant. (4)

         -----------------
         (1) Incorporated by reference to Amendment No. 1 (on Form 8) to Registrant's Form 10-K for fiscal year ended April 30, 1987 (confidential treatment of certain sections requested).

         (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

         (3) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1991.

         (4) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1993.

         (5) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1994.

(B)  FORMS 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 1995                      KINGS ROAD ENTERTAINMENT, INC.

                                          By: /s/Stephen Friedman
                                              --------------------------------
                                              Stephen Friedman,
                                              Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                          DATE
        ---------                          -----                          ----
/s/Stephen Friedman               Chairman of the Board of            July 20, 1995
- ----------------------            Directors, Chief Executive
STEPHEN FRIEDMAN                  Officer
                                  (Principal Executive Officer)

/s/Martin Davidson                Director                            July 20, 1995
- ----------------------
MARTIN DAVIDSON

/s/Kenneth Aguado                 Director                            July 20, 1995
- ----------------------
KENNETH AGUADO

/s/Christopher Trunkey            Vice President, Chief Financial     July 20, 1995
- ----------------------            and Administrative Officer and
CHRISTOPHER TRUNKEY               and Accounting Officer)

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED APRIL 30, 1995


         Report of Independent Public Accountants                          F-2

         Consolidated Balance Sheet as of April 30, 1995                   F-3

         Consolidated Statements of Operations for
         the Years Ended April 30, 1995 and 1994                           F-4

         Consolidated Statements of Shareholders' Equity
         for the Years Ended April 30, 1995 and 1994                       F-5

         Consolidated Statements of Cash Flows for the Years
         Ended April 30, 1995 and 1994                                     F-6

         Notes to Consolidated Financial Statements                        F-7

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Kings Road Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and subsidiaries (the "Company") as of April 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 1995, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Los Angeles, California
July 20, 1995

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                            AS OF
                                                                       APRIL 30, 1995
                                                                       --------------
ASSETS
  Cash and Cash Equivalents                                                $153,920
  Accounts Receivable, net of allowance of $15,000 - Note A               1,013,409
  Film Costs, net of amortization of $163,276,474 - Notes A & B           4,606,268
  Prepaid Expenses                                                            8,553
  Fixed Assets - Notes A & C                                                  5,813
  Other Assets                                                                5,500
                                                                        -----------
TOTAL ASSETS                                                             $5,793,463
                                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                                         $599,259
  Due to Related Party - Note D                                             443,132
  Accrued Expenses                                                          166,648
  Income Taxes Payable                                                       17,957
  Deferred Revenue                                                          214,712
                                                                        -----------
TOTAL LIABILITIES                                                         1,441,708

COMMITMENTS AND CONTINGENCIES
  Notes E & H

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value, 12,000,000 shares
    authorized, 5,120,047 shares issued and outstanding                      45,716
  Additional Paid-In Capital                                             24,902,177
  Deficit                                                               (20,596,138)
                                                                        -----------
    TOTAL SHAREHOLDERS' EQUITY                                            4,351,755
                                                                        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $5,793,463
                                                                        ===========


The accompanying notes are an integral part of this balance sheet.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE YEAR ENDED APRIL 30
                                                           1995                  1994
                                                        ----------            ----------
REVENUES
  Feature Films - Note A                                $4,281,973            $8,076,564
  Interest Income                                              313                   692
  Other Income                                               1,510                 2,500
                                                        ----------            ----------
                                                         4,283,796             8,079,756
COSTS AND EXPENSES
  Costs Related to Revenue                               3,476,300             5,510,564
  Selling Expenses                                         502,327               978,498
  General & Administrative Expenses                        645,478               872,635
  Interest - Note B                                              0                     0
                                                        ----------            ----------
                                                         4,624,105             7,361,697
                                                        ----------            ----------
  INCOME/(LOSS) BEFORE INCOME TAXES                       (340,309)              718,059

Provision for Income Taxes - Note G                         54,436                49,011
                                                        ----------            ----------
     NET INCOME/(LOSS)                                   ($394,745)             $669,048
                                                        ==========            ==========
     Net Income/(Loss) Per Share - Note A                   ($0.07)                $0.13
                                                        ==========            ==========
     Weighted Average Number of Common Shares            5,407,345             5,339,339
                                                        ==========            ==========


The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                            Common       Common       Additional         Retained          Total
                            Stock        Stock          Paid-In         Earnings/       Shareholders'
                            Shares       Amount         Capital         (Deficit)          Equity
                          ---------      -------      -----------      ------------     -------------
Balance,
  April 30, 1993          5,080,047      $45,316      $24,886,327      ($20,870,441)     $4,061,202
  Net Income                     --           --               --           669,048         669,048
                          ---------      -------      -----------      ------------      ----------
Balance,
  April 30, 1994          5,080,047       45,316       24,886,327       (20,201,393)      4,730,250
  Net Income                     --           --               --          (394,745)       (394,745)
  Exercise of
    Stock Options            40,000          400           15,850                --          16,250
                          ---------      -------      -----------      ------------      ----------
Balance,
  April 30, 1995          5,120,047      $45,716      $24,902,177      ($20,596,138)     $4,351,755
                          =========      =======      ===========      ============      ==========


The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED APRIL 30
                                                                1995              1994
                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)/Income                                           ($394,745)         $669,048
  Adjustments to reconcile Net (Loss)/Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                             3,487,394         5,521,657
    Provision for loss on Accounts Receivable                    17,500           114,885
  Change in Assets and Liabilities:
    Decrease in Restricted Cash                                  10,430                 0
    Decrease/(Increase) in Accounts Receivable                  411,704          (221,059)
    Decrease in Prepaid Expenses                                  3,440            27,905
    Decrease in Other Assets                                     20,661                 0
    Decrease in Accounts Payable                                (68,385)         (683,904)
    Decrease in Settlements Payable                                   0          (525,000)
    Increase in Accrued Expenses                                139,621            13,179
    Decrease in Income Taxes Payable                                  0            (1,110)
    Decrease in Deferred Revenue                                (32,940)       (1,401,763)
                                                             ----------        ----------
  NET CASH AND CASH EQUIVALENTS
  PROVIDED BY OPERATING ACTIVITIES                            3,594,680         3,513,838

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                                       (5,813)                0
  Gross Additions to Film Cost                               (3,622,888)       (2,386,897)
                                                             ----------        ----------
  NET CASH AND CASH EQUIVALENTS
  USED IN INVESTING ACTIVITIES                               (3,628,701)       (2,386,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Debt                                          2,807,855         2,064,164
  Repayment of Debt                                          (2,858,179)       (3,127,734)
  Borrowing from Related Party                                  283,000            99,286
  Repayments to Related Party                                  (238,349)             (805)
  Proceeds from Exercise of Stock Options                        16,250                 0
                                                             ----------        ----------
  NET CASH AND CASH EQUIVALENTS PROVIDED
  BY/(USED IN) FINANCING ACTIVITIES                              10,577          (965,089)
                                                             ----------        ----------
NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                            (23,444)          161,852

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  177,364            15,512
                                                             ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $153,920          $177,364
                                                             ==========        ==========
Cash paid for:
  Interest - Note A                                              97,879            91,014
  Taxes - Note G                                                 54,436            49,011

The accompanying notes are an integral part of these statements

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation -- The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. and its subsidiaries after elimination of all intercompany items and transactions.

Basis of Presentation -- The consolidated financial statements have been prepared on a going concern basis which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

Recognition of Revenues -- The Company recognizes revenues in accordance with the provisions of SFAS No. 53. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement.

Once complete, a typical film will generally be made available for license as follows:

                                                   Months After        Approximate
          Marketplace                            Initial Release      Release Period
          -----------                            ---------------      --------------
     Domestic theatrical                                                   6 months
     All international markets                                          1-10 years
     Domestic home video                               6 months         6-12 months
     Domestic cable/pay television                 12-18 months           18 months
     Domestic syndicated/free television           24-48 months          1-6 years

In 1995, the Company earned revenue from one significant customer of approximately $930,000 (22%) of consolidated revenues. No customer constituted more than 10% of total sales for 1994.

Revenues from foreign sources were approximately $2,712,000 and $5,391,000 in 1995 and 1994, respectively.

Film Costs -- Film costs, including related interest and production overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in SFAS 53 is used to amortize these costs based in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization -- Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the terms of the applicable lease, whichever is less.

Per Share Data -- Per share computations are based on the average number of the Company's common shares and common equivalents outstanding during each year.

Concentration of Credit Risk -- The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 1995, approximately 25% of the Company's accounts receivable were from foreign distributors.

Income Taxes -- Effective May 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", which required a change to the "asset and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.
(SEE "NOTE G").

Accounts Receivable -- Accounts receivable are stated net of an allowance for doubtful accounts of $15,000 as of April 30, 1995.

NOTE B - FILM COSTS

Film Costs consist of:

                                                         April 30, 1995
                                                         --------------
          Released Films, less amortization                  $4,449,274
          Films in Production                                         0
          Films in Development                                  156,994
                                                             ----------
                                                             $4,606,268
                                                             ==========

Based on the Company's estimates of revenues as of April 30, 1995, 100% of unamortized film costs applicable to released films will be amortized during the three years ended April 30, 1998.

Interest capitalized to film costs was $121,930 and $118,041 in 1995 and 1994, respectively. Overhead capitalized to film costs was $522,405 and $294,049 in 1995 and 1994, respectively.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FIXED ASSETS

                                                         April 30, 1995
                                                         --------------
         Office Equipment                                      $180,526
         Furniture & Fixtures                                    28,217
         Leasehold Improvements                                   4,159
                                                               --------
                                                                212,902
         Less -- Accumulated Depreciation                       207,089
                                                               --------
                                                                 $5,813
                                                               ========

NOTE D - DEBT

As of April 30, 1995, the Company had no bank debt. The Credit Facility expired March 1, 1995 and was fully repaid on March 20, 1995. The Credit Facility bore interest at LIBOR plus 3% (as of March 1, 1995, 9.0%) and was secured by a first lien on all amounts to be received under the Company's license agreements and by a first lien on all copyrights owned by the Company. All collateral has subsequently been released.

Since December 1992, the Company has borrowed approximately $682,000 from Stephen Friedman, an officer of the Company, including $283,000 at an interest rate of 24% per annum (Mr. Friedman's actual cost of funds), during the fiscal
year ended April 30, 1995.   These funds were used for current expenses and as
additional financing for the production of certain films. In September 1994, the Company began making regular payments to Mr. Friedman to reduce these outstanding loans and, when excess cash was available, additional repayments were made. To facilitate these repayments, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 for a portion of the fiscal year. Repayments to Mr. Friedman during the fiscal year were approximately $239,000. Interest expense to Mr. Friedman during the fiscal year was approximately $56,000.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 3,300 square feet of office space on a month-to-month basis at $1.00 per square foot per month.

Rent expense was $46,637 and $77,778 in 1995 and 1994, respectively. Rent expense for 1994 is net of $2,500 of sublease rental income.

The Company operates in one business segment, consisting primarily of production and distribution of feature length motion pictures.

NOTE F - STOCK OPTIONS AND WARRANTS

The Company's 1987 Nonqualified Stock Option Plan (the "1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At April 30, 1995, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F- STOCK OPTIONS AND WARRANTS (CONTINUED)

Chief Executive Officer, 16,875 by a director and 50,000 by another officer of the Company. Options to purchase an additional 250,000 shares also have been granted to the Chief Executive Officer outside the 1987 Plan at an exercise price of $.25 per share. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                     1995             1994
                                                     ----             ----
      Computed Expected Tax at Statutory Rate     ($116,000)        $244,140
      State and Local Income Taxes                    9,940           13,011
      Foreign Taxes                                  44,496           36,000
      Valuation Allowance                           116,000         (244,140)
                                                  ---------         --------
                                                    $54,436          $49,011
                                                  =========         ========

For federal income tax purposes, the Company has available income tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $15,921,000 (expiring between 2001 and 2007) to offset future income tax liabilities.

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                          As of
     Assets/(Liabilities)                            April 30, 1995
     --------------------                            --------------
       Deferred Revenue                                     $86,000
       Film Cost Amortization                              (158,000)
       Net Operating Loss Carryforwards                   6,368,000
       Investment Tax Credit Carryforwards                2,166,000
       Foreign Tax Credit Carryforwards                     400,000
                                                         ----------
                                                          8,862,000
       Valuation Allowance                               (8,862,000)
                                                         ----------
                                                                 $0
                                                         ==========

A valuation allowance of $8,862,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE H - LITIGATION AND CONTINGENCIES

In December 1994, the Company filed a lawsuit in the Superior Court of the County of Los Angeles against The Movie Group, Inc. ("TMG") alleging causes of action for breach of contract, conversion, and breach of fiduciary duty, among other things, and seeking an

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - LITIGATION AND CONTINGENCIES (CONTINUED)

accounting and declaratory relief, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies to which the Company is entitled to receive. The lawsuit seeks payment of any monies due along with termination of the Agreement. While management believes it may prevail on some or all of the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with certain third parties. Subsequent to April 30, 1995, TMG filed a cross-complaint against the Company and a third party alleging, among other things, inducing breach of contract, recision based on fraud and intentional interference with existing business relationships. Management believes it has substantial defenses to all of the allegations in the cross-complaint.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE I - INVESTMENT IN LIMITED PARTNERSHIP

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner, responsible for all financial and tax reporting of the Partnership, and owns 50% of the Partnership. Under the Agreement, the Company is obligated (i) to contribute 25% of the budget of the Picture to the Partnership and (ii) to guarantee repayment of one-half of a loan made to the Partnership by the Limited Partner of 50% of the budget of the Picture. The outstanding balance of the aforementioned loan was approximately $1.5 million as of April 30, 1995. The remaining 25% of the budget of the motion picture was provided by the Limited Partner.

All revenue generated by the Picture, after deduction of certain distribution expenses, will be disbursed (i) to the Limited Partner to repay the aforementioned loan with interest, then (ii) to the Limited Partner to reimburse certain legal expenses incurred in connection with the Agreement, then (iii) to the Company until it receives a deferred executive producer's fee of $250,000, and then (iv) to the Company and Limited Partner in equal shares.

For financial reporting purposes, the Company's contribution of 25% of the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership will be recognized when received and the Company's costs amortized according to the individual film forecast method described in Note A. In management's opinion, none of the commitments made by the Company in the Agreement will have a materially adverse impact on the Company's financial position and results of operations.