Form 10QSB
period 1995-07-31
KINGS ROAD ENTERTAINMENT INC
filed 1995-09-20
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended July 31, 1995                       Commission File No.  0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)


                                  Delaware                                                95-3587522
                     (State or other jurisdiction                                      (I.R.S. Employer
                            of incorporation)                                          Identification No.)



                      1901 Avenue of the Stars, Suite 605
                         Los Angeles, California  90067
                    (Address of principal executive office)


Registrant's telephone number, including area code:  (310) 552-0057


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X            NO
                              ------             -----

On September 18, 1995 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

                        PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                                  AS OF
                                                                              JUL. 31, 1995
                                                                              -------------
ASSETS
    Cash and Cash Equivalents                                                  $    320,332
    Accounts Receivable, net of allowance of $15,000                                680,761
    Film Costs, net of amortization of $164,181,832 - Note B                      3,965,018
    Prepaid Expenses                                                                 24,495
    Fixed Assets, net of depreciation of $207,628                                     6,230
    Other Assets                                                                     22,600
                                                                               ------------
TOTAL ASSETS                                                                   $  5,019,436
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                                           $    539,092
    Due to Related Party - Note C                                                   175,000
    Accrued Expenses                                                                 24,125
    Income Taxes Payable                                                             17,957
    Deferred Revenue                                                                290,611
                                                                                -----------
        TOTAL LIABILITIES                                                         1,046,785

COMMITMENTS AND CONTINGENCIES
   Note D

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 12,000,000
       shares authorized; 5,120,047 shares issued
       and outstanding - Note E                                                      45,716
    Additional Paid-in Capital                                                   24,902,177
    Deficit                                                                     (20,975,242)
                                                                               ------------
       TOTAL SHAREHOLDERS' EQUITY                                                 3,972,651
                                                                               ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $  5,019,436
                                                                               ============


The accompanying notes are an integral part of this statement.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)





                                                              FOR THE THREE MONTHS
                                                                  ENDED JULY 31,
                                                         1995                       1994
                                                       ---------                  --------
REVENUES:
   Feature Films                                      $  984,349                  $852,652
   Interest Income                                         1,475                       271
   Other Income                                            2,639                     1,510
                                                      ----------                  --------
                                                         988,463                   854,433

COSTS AND EXPENSES:
   Costs Related to Revenue                              906,073                   465,241
   Selling Expenses                                      130,480                   175,522
   General & Administrative Expenses                     294,138                   224,439
   Interest - Note B                                      10,619                         0
                                                      ----------                  --------
                                                       1,341,310                   865,202

   LOSS BEFORE
   INCOME TAXES                                         (352,847)                  (10,769)

Provision for Income
   Taxes - Note F                                         26,257                    21,900
                                                      ----------                  --------
   NET LOSS                                           $ (379,104)                 $(32,669)
                                                      ==========                  ========

Net Loss Per
  Share - Note A                                          $(0.07)                   $(0.01)
                                                      ==========                  ========

Weighted Average Number
  of Common Shares                                     5,120,047                 5,080,047
                                                       =========                 =========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)


                                  Common              Common         Additional                             Total
                                   Stock               Stock          Paid-In                            Shareholders'
                                  Shares              Amount          Capital          Deficit              Equity
                                 ---------            -------       -----------      ------------        -------------
 Balance,
      April 30, 1994             5,080,047            $45,316       $24,886,327      $(20,201,393)         $4,730,250
      Net Loss                           -                  -                 -          (394,745)           (394,745)
      Exercise of
         Stock Options              40,000                400            15,850                 -              16,250
                                 ---------            -------       -----------      ------------          ----------
 Balance,
      April 30, 1995             5,120,047            $45,716       $24,902,177      $(20,596,138)         $4,351,755
      Net Loss                           -                  -                 -          (379,104)           (379,104)
                                 ---------            -------       -----------      ------------          ----------
 Balance,
      July 31, 1995              5,120,047            $45,716       $24,902,177      $(20,975,242)         $3,972,651
                                 =========            =======       ===========      ============          ==========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                        FOR THE THREE MONTHS
                                                                            ENDED JULY 31,
                                                                     1995                   1994
                                                                   ---------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                      $(379,104)           $   (32,669)
     Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                              906,613                468,016
     Changes in Assets and Liabilities:
          Decrease in Accounts Receivable                            332,648                229,768
          Increase in Prepaid Expenses                               (15,942)                     0
          Increase in Other Assets                                   (17,100)                    (2)
          (Decrease)/Increase in Accounts Payable                    (60,167)                27,038
          (Decrease)/Increase in Accrued Expenses                   (142,523)                13,810
          Increase/(Decrease) in Deferred Revenue                     75,899                (25,740)
                                                                   ---------            -----------

     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                                700,324                693,388

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets                                           (957)                (1,839)
     Gross Additions to Film Cost                                   (264,823)            (1,525,668)
                                                                   ---------            -----------

     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                   (265,780)            (1,527,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Debt                                                    0              1,383,119
     Repayment of Debt                                                     0               (687,957)
     Repayments to Related Party                                    (268,132)                     0
                                                                   ---------            -----------

     NET CASH AND CASH EQUIVALENTS
     (USED IN)/PROVIDED BY FINANCING
     ACTIVITIES                                                     (268,132)               695,162
                                                                   ---------            -----------
         NET INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS                                                 166,412               (138,957)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                               153,920                177,364
                                                                   ---------            -----------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                   $ 320,332            $    38,407
                                                                   =========            ===========

The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended April 30, 1995, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1995 and the results of operations and cash flows for the three month periods ended July 31, 1995 and 1994 have been included.

The results of operations for the three month period ended July 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

Net Income or Loss per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

NOTE B - FILM COSTS

Film Costs Consist of:                                                As of
                                                                  July 31, 1995
                                                                  -------------
     Released Films, less amortization                              $3,808,021
     Films in Production                                                     0
     Films in Development                                              156,994
                                                                    ----------
                         Total Film Costs                           $3,965,015
                                                                    ==========

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three months ended July 31, 1995, approximately $9,000 of interest expense was capitalized to Film Costs for the three months ended July 31, 1994.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - DEBT

As of July 31, 1995, the Company had no bank debt (SEE ITEM 2 - LIQUIDITY AND CAPITAL RESOURCES). Since December 1992, the Company has borrowed approximately $682,000 from Stephen Friedman, an officer of the Company, including $283,000 at an interest rate of 24% per annum (Mr. Friedman's actual cost of funds), during the fiscal year ended April 30, 1995. These funds were used for current expenses and as additional financing for the production of certain films. In September 1994, the Company began making regular payments to Mr. Friedman to reduce these loans and, when excess cash was available, additional repayments were made. To facilitate these repayments, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 during a portion of the fiscal year ended April 30, 1995 and the quarter ended July 31, 1995. Repayments to Mr. Friedman during the quarter ended July 31, 1995 were approximately $268,000. Interest expense to Mr. Friedman during the same period was approximately $10,600.

NOTE D - LITIGATION AND CONTINGENCIES

In December 1994, the Company filed a lawsuit in the Superior Court of the County of Los Angeles against The Movie Group, Inc. ("TMG") alleging causes of action for breach of contract, conversion and breach of fiduciary duty, among other things, and seeking an accounting, declaratory relief and monetary damages, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after the deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies which the Company is entitled to receive. While management believes it may prevail on some or all of the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with certain third parties. TMG has filed a cross-complaint against the Company and a third party alleging, among other things, inducing breach of contract, recision based on fraud and intentional interference with existing business relationships. Management believes it has substantial defenses to all of the allegations in the cross-complaint.

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

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At July 31, 1995, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the Chief Executive Officer, 16,875 by a director and officer, and 50,000 by another officer of the Company. Options to purchase an additional 250,000 shares have also been granted to the Chief Executive Officer outside the 1987 Plan at an exercise price of $.25 per share. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                                     Quarter Ending
                                                                      July 31, 1995
                                                                     --------------
     Computed Expected Tax at Statutory Rate                           $(120,000)
     State and Local Income Taxes                                          4,812
     Foreign Taxes                                                        21,445
     Valuation Allowance                                                 120,000
                                                                       ---------
                                                                       $  26,257
                                                                       =========

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000, after being reduced 35% by the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $16,274,000 (expiring between 2001 and 2007) to offset future income tax liabilities.

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

                                                                                     As of
     Assets/(Liabilities)                                                        July 31, 1994
     ------------------------                                                    -------------
          Deferred Revenue                                                         $    86,000
          Film Cost Amortization                                                      (158,000)
          Net Operating Loss Carryforwards                                           6,488,000
          Investment Tax Credit Carryforwards                                        2,166,000
          Foreign Tax Credit Carryforwards                                             400,000
                                                                                   -----------
                                                                                     8,982,000
          Valuation Allowance                                                       (8,982,000)
                                                                                   -----------
                                                                                   $         0
                                                                                   ===========

A valuation allowance of $8,982,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         For the three months ended July 31, 1995, the Company reported a net loss of approximately $379,000 on revenues of approximately $988,000 compared to a net loss of approximately $33,000 on revenues of approximately $834,000 for the same period last year. Although revenues increased approximately 17% over the same period last year, the Company reported an increased net loss during the quarter ending July 31, 1995 compared to the quarter ending July 31, 1994. This increased net loss results primarily from the write-down to net realizable value, in accordance with generally accepted accounting principles, of the Company's investment in a film produced during a prior fiscal year and from increased reserves for potential residual payments to third parties in connection with the exploitation of the Company's films. During the quarter ending July 31, 1995, the Company primarily recognized domestic home video and foreign revenues for "The Stranger". Future revenues of the Company will be dependent upon the success of its films and on the Company's ability to continue to generate working capital for the development and production of new motion picture projects. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         Costs relating to revenue were approximately $906,000 during the three months ended July 31, 1995 versus approximately $465,000 during the three months ended July 31, 1994. These costs relate to amortization of production costs of films for which revenue was recognized during the period and for the write-down to net realizable value and the reserve for potential residual payments discussed above. Selling expenses decreased to approximately $130,000 during quarter versus approximately $175,000 for the same period last year. General and administrative expenses increased approximately $70,000 during the quarter from approximately $224,000 during the same period last year. This increase results primarily from increased legal expenses in connection with the litigation referred to in NOTE D TO THE CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company must expend substantial sums for both production and distribution of a picture, all before any revenues are generated by the film. In certain instances the Company obtains advances and guarantees from its distributors, but these advances and guarantees defray only a small portion of a film's cost.

         The Company's principal source of working capital during the quarter ending July 31, 1995 has been motion picture licensing income. During the fiscal year ended April 30, 1995, significant working capital was also provided under a revolving credit facility ("Credit Facility") with Credit Lyonnais Bank Nederland N.V. ("CLBN"); borrowings were limited to a percentage of qualifying contracts receivable of the Company and were secured by first position liens on all amounts to be received under the Company's film license agreements and the copyrights to all of the Company's films. The Credit Facility expired March 1, 1995.

         For the three months ended July 31, 1995, the Company's net cash flow provided by operating activities was approximately $700,000 compared to approximately $693,000 during the same period last year. Net cash flows of approximately $268,000 were used in financing activities reflecting the repayments to Stephen Friedman, Chief Executive Officer, of certain loans made in prior periods. (SEE NOTE C TO THE CONSOLIDATED FINANCIAL STATEMENTS). During the same period last year, approximately $695,000 of cash flow was provided by financing activities. During the quarters ending July 31, 1995 and 1994 respectively, cash flows of approximately $266,000 and $1,528,000 were used in investing activities, primarily gross additions to film costs. Cash and cash equivalents increased from approximately $38,000 as of July 31, 1994 to approximately $320,000 as of July 31, 1995.

         The principal asset on the Company's balance sheet is unamortized film costs. The Company's unamortized film costs at July 31, 1995 and 1994 were approximately $3,965,000 and $5,520,000, respectively. Not reflected on the Company's balance sheet, in accordance with generally accepted accounting principles, is the full realizable value of the Company's film library. Once fully amortized for financial statement purposes, a film may still generate significant revenue. A consultant, hired by the Company in October 1993, estimated the value of the Company's film library at approximately $7,000,000 (not including the Company's five most recently produced films) which represented the present value of future estimated sales less associated costs. There is no assurance that the Company could realize all of this estimated value.

FUTURE COMMITMENTS

         The Company's anticipated major financial commitments relate to the production and release of its motion pictures. In recent years, the Company has been concentrating on lower budget films and expects to continue producing these types of films, but will pursue projects with higher budgets if management feels sufficient resources are available and risk is limited. The financial resources necessary for the production and release of films are generally dependent on adequate borrowing availability. The Credit Facility with CLBN expired March 1, 1995 and allowed the Company to borrow a percentage of qualifying contracts receivable. There are a number of banks in the entertainment industry that support this type of lending and the Company is actively pursuing a new facility with these banks. Although management believes it will be able to obtain financing for the production of new films, the Company's financial position and results of operations will be constrained by the availability of adequate financing.

         The Company owns 50% of a limited partnership created for the sole purpose of producing and distributing a film entitled "The Haunted Heart". The Company, which acts as the general partner, guaranteed repayment of 50% of a loan made to the partnership by the sole limited partner in the approximate amount of $1,500,000. In management's opinion, this potential future commitment will not have a materially adverse impact on the Company's financial position or results of operations.


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



         KINGS ROAD ENTERTAINMENT, INC.


Dated: September 18, 1995         /s/Stephen J. Friedman
                                  ----------------------
                                  Stephen J. Friedman
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Dated: September 18, 1995         /s/Christopher M. Trunkey
                                  -------------------------
                                  Christopher M. Trunkey
                                  Vice President, Chief Financial and
                                  Administrative Officer and Secretary
                                  (Principal Financial and Accounting Officer)