Form 10QSB
period 1995-10-31
KINGS ROAD ENTERTAINMENT INC
filed 1995-12-22
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



                 For the Quarterly Period Ended October 31, 1995                       Commission File No. 0-14234



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

                                YES  X       NO
                                   ---         ---

On December 20, 1995 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                                  As Of
                                                                              Oct. 31, 1995
                                                                              -------------
ASSETS
    Cash and Cash Equivalents                                                  $    662,273
    Marketable Securities, at cost - Note B                                         300,118
    Accounts Receivable, net of allowance of $15,000                                734,201
    Film Costs, net of amortization of $164,902,972 - Note C                      3,291,124
    Prepaid Expenses                                                                 20,656
    Fixed Assets, net of depreciation of $208,642                                    13,720
    Other Assets                                                                      5,500
                                                                               ------------
TOTAL ASSETS                                                                   $  5,027,592
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                                               $347,130
    Due to Related Party - Note D                                                   175,000
    Accrued Expenses                                                                 25,875
    Income Taxes Payable                                                             17,957
    Deferred Revenue                                                                560,528
                                                                               ------------
        TOTAL LIABILITIES                                                         1,126,490

COMMITMENTS AND CONTINGENCIES
   Note E

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 12,000,000
       shares authorized; 5,120,047 shares issued
       and outstanding - Note F                                                      45,716
    Additional Paid-in Capital                                                   24,902,177
    Deficit                                                                     (21,046,791)
                                                                               ------------
       TOTAL SHAREHOLDERS' EQUITY                                                 3,901,102
                                                                               ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $  5,027,592
                                                                               ============


The accompanying notes are an integral part of this statement.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)





                                               FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                 ENDED OCTOBER 31,                          ENDED OCTOBER 31,
                                               1995             1994                   1995                     1994
                                            ----------       ----------              ----------              ----------
REVENUES:
   Feature Films                            $1,072,919         $491,833              $2,057,268              $1,344,485
   Interest Income                               5,958                7                   7,433                     278
   Other Income                                    678                0                   3,317                   1,510
                                            ----------       ----------              ----------              ----------

                                             1,079,555          491,840               2,068,018               1,346,273

COSTS AND EXPENSES:
   Costs Related to Revenue                    721,140          367,323               1,627,213                 832,564
   Selling Expenses                            179,141           67,221                 309,621                 242,743
   General & Admin. Exp.                       229,763           95,579                 523,901                 320,018
   Interest - Note C                             1,773                0                  12,392                       0
                                            ----------       ----------              ----------              ----------

                                             1,131,817          530,123               2,473,127               1,395,325

   INCOME/(LOSS) BEFORE
   INCOME TAXES                                (52,262)         (38,283)               (405,109)                (49,052)

Provision for Income
   Taxes - Note G                               19,287           28,450                  45,544                  50,350
                                            ----------       ----------              ----------              ----------

   NET INCOME/(LOSS)                          ($71,549)        ($66,733)              ($450,653)               ($99,402)
                                            ==========       ==========              ==========              ==========

Net Earnings
Per Share - Note A                              ($0.01)          ($0.01)                 ($0.09)                 ($0.02)
                                            ==========       ==========              ==========              ==========
Weighted Average Number
of Common Shares                             5,120,047        5,120,047               5,120,047               5,120,047
                                            ==========       ==========              ==========              ==========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)






                                 Common            Common        Additional                          Total
                                  Stock            Stock           Paid-In                        Shareholders'
                                 Shares            Amount          Capital         Deficit           Equity
                                ---------          -------       -----------     ------------     -------------
 Balance,
      April 30, 1994            5,080,047          $45,316       $24,886,327     ($20,201,393)      $4,730,250
      Net Loss                      -----            -----            -----          (394,745)        (394,745)
      Exercise of
         Stock Options             40,000              400            15,850          -----             16,250
                                ---------          -------       -----------     ------------       ----------
 Balance,
      April 30, 1995            5,120,047          $45,716       $24,902,177     ($20,596,138)      $4,351,755
      Net Loss                      -----            -----            -----          (450,653)        (450,653)
                                ---------          -------       -----------     ------------       ----------
 Balance,
      Oct. 31, 1995             5,120,047          $45,716       $24,902,177     ($21,046,791)      $3,901,102
                                =========          =======       ===========     ============       ==========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                           FOR THE SIX MONTHS
                                                                             ENDED JULY 31,
                                                                      1995                     1994
                                                                    ---------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       ($450,653)                 ($99,402)
     Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                             1,628,766                   838,111
     Changes in Assets and Liabilities:
          Decrease in Accounts Receivable                             279,208                   780,336
          Increase in Prepaid Expenses                                (12,103)                        0
          Increase in Other Assets                                          0                        (2)
          (Decrease)/Increase in Accounts Payable                    (252,129)                    7,778
          (Decrease)/Increase in Accrued Expenses                    (140,773)                   17,059
          Increase/(Decrease) in Deferred Revenue                     345,816                    (4,439)
                                                                    ---------                ----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                               1,398,132                 1,539,441

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities                               (300,118)                        0
     Purchase of Fixed Assets                                          (9,460)                   (1,839)
     Gross Additions to Film Cost                                    (312,069)               (3,056,844)
                                                                    ---------                ----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                    (621,647)               (3,058,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Debt                                                     0                 2,588,941
     Repayment of Debt                                                      0                (1,473,649)
     Borrowing from Related Party                                           0                   283,000
     Repayments to Related Party                                     (268,132)                        0
     Proceeds from Exercise of Stock Options                                0                    16,250
                                                                    ---------                ----------
     NET CASH AND CASH EQUIVALENTS (USED
     IN)/PROVIDED BY FINANCING ACTIVITIES                            (268,132)                1,414,542
                                                                    ---------                ----------
NET INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS                                                  508,353                  (104,700)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                153,920                   177,364
                                                                    ---------                ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                     $662,273                   $72,664
                                                                    =========                ==========

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1995 and the results of operations and cash flows for the three and six month periods ended October 31, 1995 and 1994 have been included.

The results of operations for the three and six month periods ended October 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

Net Income or Loss per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

NOTE B - MARKETABLE SECURITIES

On October 27, 1995, the Company purchased US Treasury Bills in the face amount of $308,000 maturing on April 25, 1996 at a discount rate of 5.09%. As of October 31, 1995, the market value of these securities was approximately $299,792. The Company intends to hold these securities until maturity.

NOTE C - FILM COSTS

Film Costs Consist of:

                                                                       As of
                                                                   Oct. 31, 1995
                                                                   -------------
     Released Films, less amortization                               $3,123,515
     Films in Production                                                      0
     Films in Development                                               167,609
                                                                     ----------

        Total Film Costs                                             $3,291,124
                                                                     ==========

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three or six month periods ended October 31, 1995. Approximately $38,000 and $47,000 of interest expense was capitalized to Film Costs for the three and six month periods ended October 31, 1994, respectively.

NOTE D - RELATED PARTY TRANSACTIONS

In December 1992, the Company borrowed $175,000 from Stephen Friedman, an officer of the Company, at an interest rate of 6% per annum. Interest expense to Mr. Friedman during the six month period ending October 31, 1995 was approximately $5,250.

NOTE E - LITIGATION AND CONTINGENCIES

In December 1994, the Company filed a lawsuit in Los Angeles Superior Court against The Movie Group, Inc. ("TMG") alleging causes of action for breach of contract, conversion and breach of fiduciary duty, among other things, and seeking an accounting, declaratory relief and monetary damages, among other things, arising from a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after the deduction of certain fees and expenses. The Company believes TMG has substantially underpaid the monies which the Company is entitled to receive. While management believes it may prevail on some or all of the causes of action, the likelihood of any monetary recovery is uncertain and the Company may be required to share any recovery with certain third parties. TMG has filed a cross-complaint against the Company and a third party alleging, among other things, inducing breach of contract, recision based on fraud and intentional interference with existing business relationships. Management believes it has substantial defenses to all of the allegations in the cross-complaint.

On October 20, 1995, as amended on November 9, 1995, SK Films Ltd., Inc. (the "Limited Partner") filed a lawsuit in Los Angeles Superior Court against Mother Productions Limited Partnership, a limited partnership of which the Company is general partner and the Limited Partner is the sole limited partner. The lawsuit alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recission of the partnership agreement, the appointment of a receiver and declaratory relief, among other things in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting business on behalf of the partnership and could liable for any damages, if any, awarded to the Limited Partner. Management believes the partnership has substantial defenses against all of the causes of action contained in the lawsuit and, as such, does not believe the ultimate resolution of this lawsuit will have a materially adverse impact on the Company's financial position or results of operations. (SEE "ITEM 2 - FUTURE COMMITMENTS").

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - LITIGATION AND CONTINGENCIES (CONTINUED)

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE F - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At October 31, 1995, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the Chief Executive Officer, 16,875 by a director and officer, and 50,000 by another officer of the Company. Options to purchase an additional 250,000 shares have also been granted to the Chief Executive Officer outside the 1987 Plan at an exercise price of $.25 per share. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                                     Quarter Ending
                                                                     Oct. 31, 1995
                                                                     --------------
              Computed Expected Tax at Statutory Rate                  ($150,000)
              State and Local Income Taxes                                 5,413
              Foreign Taxes                                               40,131
              Valuation Allowance                                        150,000
                                                                        --------
                                                                        $ 45,544
                                                                        ========
--------

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

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

                                                                                              As of
                   Assets/(Liabilities)                                                   Oct. 31, 1994
                   --------------------                                                   -------------
                   Deferred Revenue                                                           $86,000
                   Film Cost Amortization                                                    (158,000)
                   Net Operating Loss Carryforwards                                         6,488,000
                   Investment Tax Credit Carryforwards                                      2,166,000
                   Foreign Tax Credit Carryforwards                                           400,000
                                                                                           ----------
                                                                                            8,982,000
                   Valuation Allowance                                                     (8,982,000)
                                                                                           ----------
                                                                                                   $0
                                                                                           ==========

A valuation allowance of $8,982,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         For the three months ended October 31, 1995, the Company reported a net loss of approximately $72,000 on revenues of approximately $1,080,000 compared to a net loss of approximately $67,000 on revenues of approximately $492,000 for the same period last year. For the six month periods ending October 31, 1995 and 1994, the Company reported net losses of approximately $451,000 and $99,000, respectively. The increased loss for the six month period ending October 31, 1995 versus the same period last year results primarily from the write-down to net realizable value, in accordance with generally accepted accounting principles, of the Company's investment in a film produced during a prior fiscal year. The increase in revenues during the quarter ended October 31, 1995 of approximately 220% versus the same quarter last year, results primarily from the release of "The Redemption" to the domestic pay television market and certain key foreign markets. Future revenues of the Company will be dependent upon the success of its films and on the Company's ability to continue to generate working capital for the development and production of new motion picture projects. The Company is not currently in production on any new film projects. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         Costs relating to revenue were approximately $721,000 during the three months ended October 31, 1995 versus approximately $367,000 during the three months ended October 31, 1994. These costs relate to amortization of production costs of films for which revenue was recognized during the period. Selling expenses increased to approximately $179,000 during the quarter versus approximately $67,000 for the same period last year, this results primarily from the substantial increase in revenues discussed above. General and administrative expenses increased to approximately $230,000 during the quarter from approximately $96,000 during the same period last year. This increase results primarily from increased legal expenses in connection with the various lawsuits referred to in NOTE E TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

         The Company's principal source of working capital during the quarter ending October 31, 1995 has been motion picture licensing income. During the fiscal year ended April 30, 1995, significant working capital was also provided under a revolving credit facility ("Credit Facility") with Credit Lyonnais Bank Nederland N.V. ("CLBN"); borrowings were limited to a percentage of qualifying contracts receivable of the Company and were secured by first position liens on all amounts to be received under the Company's film license agreements and the copyrights to all of the Company's films. The Credit Facility expired March 1, 1995.

         For the six months ended October 31, 1995, the Company's net cash flow provided by operating activities was approximately $1,398,000 compared to approximately $1,539,000 during the same period last year. Net cash flows of approximately $622,000 were used in investing activities primarily through the purchase of marketable securities and gross additions to film costs. Net cash flows of approximately $268,000 were used in financing activities reflecting the repayment to Stephen Friedman, Chief Executive Officer, of certain loans made in prior fiscal years. Cash and cash equivalents increased from approximately $73,000 as of October 31, 1994 to approximately $662,000 as of October 31, 1995.

         The principal asset on the Company's balance sheet is unamortized film costs. The Company's unamortized film costs at October 31, 1995 and 1994 were approximately $3,291,000 and $6,684,000, respectively. Not reflected on the balance sheet, in accordance with generally accepted accounting standards, is the full value of the Company's film library. In October 1995, the Company entered into a Purchase and Sale Agreement ("Agreement") with World Icon Distribution Enterprises C.V. ("Icon") whereby the Company agreed to sell substantially all right, title and interest in and to certain motion pictures owned or distributed by the company, throughout the world excluding the United States and Canada, for the sum of $6,500,000 subject to reduction pursuant to the terms of the agreement. Subsequent to this transaction, the Company will retain ownership of the domestic and Canadian rights to its films along with the foreign rights to certain films not subject to the Agreement. The Company expects this transaction to be completed during the quarter ending January 31, 1996. (SEE THE COMPANY'S FILING ON FORM 8-K DATED OCTOBER 26, 1995).

FUTURE COMMITMENTS

         The Company's anticipated major financial commitments relate to the development, production and release of its motion pictures. In recent years, the Company has been concentrating on lower budget films and expects to continue producing these types of films, but will pursue projects with higher budgets if management feels sufficient resources are available and risk is limited. The financial resources necessary for the production and release of films are generally dependent on adequate borrowing availability. The Credit Facility with CLBN expired March 1, 1995 and allowed the Company to borrow a percentage of qualifying contracts receivable. There are a number of banks in the entertainment industry that support this type of lending and the Company is actively pursuing a new facility with these banks. Although management believes it will be able to obtain financing for the production of new films, the Company's financial position and results of operations will be constrained by the availability of adequate financing.

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

On October 20, 1995, as amended November 9, 1995, SK Films Ltd., Inc. (the "Limited Partner") filed a lawsuit in Los Angeles Superior Court against Mother Productions Limited Partnership, a limited partnership of which the Company is general partner and the Limited Partner is the sole limited partner. The complaint alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recission of the partnership agreement, the appointment of a receiver and declaratory relief, among other things in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting business on behalf of the partnership and could be liable for any damages, if any, awarded to the Limited Partner. Management believes the partnership has substantial defenses against all of the causes of action contained in the lawsuit and, as such, does not believe the ultimate resolution of this lawsuit will have a materially adverse impact on the Company's financial position or results of operations.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                 None.

         (B) FORMS 8-K

On October 26, 1995, the Company filed a Form 8-K reporting under Item 2 thereof the sale of certain assets of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         KINGS ROAD ENTERTAINMENT, INC.


Dated: December 20, 1995                  /s/ Stephen J. Friedman
                                         -------------------------------------
                                          Stephen J. Friedman
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer (Principal
                                          Executive Officer)


Dated: December 20, 1995                  /s/ Christopher M. Trunkey
                                         -------------------------------------
                                          Christopher M. Trunkey
                                          Vice President, Chief Financial and
                                          Administrative Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)