Form 10QSB
period 1996-01-31
KINGS ROAD ENTERTAINMENT INC
filed 1996-03-15
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 1996      Commission File No. 0-1423



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

                          YES    X            NO ____


On March 11, 1996 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                                  As of
                                                                               Jan. 31, 1996
                                                                               -------------
ASSETS
    Cash and Cash Equivalents                                                   $   557,348
    Marketable Securities, at cost - Note B                                         500,118
    Accounts Receivable, net of allowance of $15,000                                661,438
    Film Costs, net of amortization of $165,729,300 - Note C                      2,625,197
    Prepaid Expenses                                                                  9,280
    Fixed Assets, net of depreciation of $209,654                                    12,708
    Other Assets                                                                      5,500
                                                                                -----------
TOTAL ASSETS                                                                    $ 4,371,589
                                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts Payable                                                            $   408,070
    Accrued Expenses                                                                 18,000
    Income Taxes Payable                                                              4,000
    Deferred Revenue                                                                393,712
                                                                                -----------
        TOTAL LIABILITIES                                                           823,782

COMMITMENTS AND CONTINGENCIES
   Note E

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 12,000,000
       shares authorized; 5,120,047 shares issued
       and outstanding - Note F                                                      45,716
    Additional Paid-in Capital                                                   24,902,177
    Deficit                                                                     (21,400,086)
                                                                                -----------
       TOTAL SHAREHOLDERS' EQUITY                                                 3,547,807
                                                                                -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                        $ 4,371,589
                                                                                ===========


The accompanying notes are an integral part of this statement.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)





                                             FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                              ENDED JANUARY 31,                      ENDED JANUARY 31,
                                           1996               1995               1996                 1995
                                       ----------         -----------         ----------           ----------
REVENUES:
   Feature Films                       $ 850,588           $1,427,056         $2,907,856           $2,771,541
   Interest Income                         7,623                   13             15,056                  291
   Other Income                            7,635                    0             10,952                1,510
                                       ---------           ----------         ----------           ----------
                                         865,846            1,427,069          2,933,864            2,773,342

COSTS AND EXPENSES:
   Costs Related to Revenue              826,328            1,220,662          2,453,541            2,053,226
   Selling Expenses                       92,977               83,423            402,598              326,166
   General & Admin. Exp.                 290,027              179,672            813,928              499,690
   Interest - Note C                       1,762                    0             14,154                    0
                                       ---------           ----------         ----------           ----------
                                       1,211,094            1,483,757          3,684,221            2,879,082

   INCOME/(LOSS) BEFORE
   INCOME TAXES                         (345,248)             (56,688)          (750,357)            (105,740)

Provision for Income
   Taxes - Note G                          8,047                1,422             53,591               51,772
                                       ---------           ----------         ----------           ----------
   NET INCOME/(LOSS)                   ($353,295)            ($58,110)         ($803,948)           ($157,512)
                                       =========           ==========         ==========           ==========

Net Earnings
Per Share - Note A                        ($0.07)              ($0.01)            ($0.16)              ($0.03)
                                       =========           ==========         ==========           ==========


Weighted Average Number
of Common Shares                       5,120,047            5,120,047          5,120,047            5,120,047
                                       =========           ==========         ==========           ==========




The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)






                                     Common            Common        Additional                                Total
                                     Stock              Stock         Paid-In                              Shareholders'
                                     Shares            Amount         Capital             Deficit             Equity
                                   ---------           -------       -----------       ------------        -------------
    Balance,
         April 30, 1994            5,080,047           $45,316       $24,886,327       ($20,201,393)        $4,730,250
         Net Loss                         --                --                --           (394,745)          (394,745)
         Exercise of
            Stock Options             40,000               400            15,850              -----             16,250
                                   ---------           -------       -----------       ------------         ----------
                                          --                --                --                 --                  -
    Balance,
         April 30, 1995            5,120,047            45,716        24,902,177        (20,596,138)        $4,351,755
         Net Loss                         --                --                --           (803,948)          (803,948)
                                   ---------           -------       -----------       ------------         ----------
                                          --                --                --                 --                --
    Balance,
         Jan. 31, 1996             5,120,047           $45,716       $24,902,177       ($21,400,086)        $3,547,807
                                   =========           =======       ===========       ============         ==========



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                       FOR THE NINE MONTHS
                                                                        ENDED JANUARY 31,
                                                                    1996                1995
                                                                 ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                     ($803,948)          ($157,512)
     Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities:
        Depreciation and Amortization                             2,456,106           2,061,547
     Changes in Assets and Liabilities:
        Decrease in Accounts Receivable                             351,971              48,155
        Increase in Prepaid Expenses and Other Assets                  (727)                 (2)
        Decrease in Restricted Cash                                       0              10,430
        (Decrease)/Increase in Payables and Accrued Exp.           (353,794)            142,830
        Increase in Deferred Revenue                                179,000             234,815
                                                                 ----------         -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                             1,828,608           2,340,263

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities                             (500,118)                  0
     Purchase of Fixed Assets                                        (9,460)             (1,839)
     Gross Additions to Film Cost                                  (472,470)         (3,394,054)
                                                                 ----------         -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                  (982,048)         (3,395,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Debt                                                   0           2,742,181
     Repayment of Debt                                                    0          (2,158,774)
     Borrowing from Related Party                                         0             283,000
     Repayments to Related Party                                   (443,132)                  0
     Proceeds from Exercise of Stock Options                              0              16,250
                                                                 ----------         -----------
     NET CASH AND CASH EQUIVALENTS (USED
         IN)/PROVIDED BY FINANCING ACTIVITIES                      (443,132)            882,657
                                                                 ----------         -----------
NET INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS                                                403,428            (172,973)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                              153,920             177,364
                                                                 ----------         -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                   $557,348              $4,391
                                                                 ==========         ===========


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1996 and the results of operations and cash flows for the three and nine month periods ended January 31, 1996 and 1995 have been included.

The results of operations for the three and nine month periods ended January 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

Net Income or Loss per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

NOTE B - MARKETABLE SECURITIES

On October 27, 1995, the Company purchased US Treasury Bills in the face amount of $308,000 maturing on April 25, 1996 at a discount rate of 5.09%. On November 7, 1995 the Company purchased Federal Home Loan Bank notes with a par value of $200,000 maturing on November 7, 2000 but callable May 7, 1996 paying interest at 6.75%. As of January 31, 1996, the market values of these securities were approximately $304,172 and $201,250, respectively. The Company intends to hold these securities until maturity.

NOTE C - FILM COSTS

                                                                           As of
Film Costs Consist of:                                                 Jan. 31, 1996
                                                                       --------------
     Released Films, less amortization                                   $2,437,225
     Films in Production                                                          0
     Films in Development                                                   187,972
                                                                         ----------
        Total Film Costs                                                 $2,625,197
                                                                         ==========

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three or nine month periods ended January 31, 1996. Approximately $41,000 and $88,000 of interest expense was capitalized to Film Costs for the three and nine month periods ended January 31, 1995, respectively.

NOTE D - RELATED PARTY TRANSACTIONS

In December 1992, the Company borrowed $175,000 from Stephen Friedman, an officer of the Company, at an interest rate of 6% per annum. During the quarter ending January 31, 1996, the Company repaid this obligation in full. Interest expense to Mr. Friedman during the nine month period ending January 31, 1996 was approximately $7,000.

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

On October 20, 1995, as amended on November 9, 1995, SK Films Ltd., Inc. (the "Limited Partner") filed a lawsuit in Los Angeles Superior Court (the "Court") against Mother Productions Limited Partnership, a limited partnership of which the Company is general partner and the Limited Partner is the sole limited partner. The lawsuit alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recision, appointment of a receiver and declaratory relief, among other things, in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting business on behalf of the partnership and could liable for any damages, if any, awarded to the Limited Partner. On January 19, 1996, the Court ordered the dispute be submitted to arbitration and stayed any further proceedings until the completion of arbitration. (SEE "ITEM 2 - FUTURE COMMITMENTS").

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

NOTE F - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At January 31, 1996, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the Chief Executive Officer, 16,875 by a director and officer, and 50,000 by another officer of the Company. Options to purchase an additional 250,000 shares have also been granted to the Chief Executive Officer outside the 1987 Plan at an exercise price of $.25 per share. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                                    Quarter Ending
                                                                    Jan. 31, 1996
                                                                    --------------
     Computed Expected Tax at Statutory Rate                          ($120,000)
     State and Local Income Taxes                                           307
     Foreign Taxes                                                        7,740
     Valuation Allowance                                                120,000
                                                                      ---------
                                                                         $8,047
                                                                      =========

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

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

                                                                                 As of
     Assets/(Liabilities)                                                     Jan. 31, 1996
     ------------------------                                                 -------------
          Deferred Revenue                                                         $86,000
          Film Cost Amortization                                                  (158,000)
          Net Operating Loss Carryforwards                                       6,488,000
          Investment Tax Credit Carryforwards                                    2,166,000
          Foreign Tax Credit Carryforwards                                         400,000
                                                                               -----------
                                                                                 8,982,000
          Valuation Allowance                                                   (8,982,000)
                                                                               -----------
                                                                                        $0
                                                                               ===========

A valuation allowance of $8,982,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             POSITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         For the three months ended January 31, 1996, the Company reported a net loss of approximately $353,000 on revenues of approximately $866,000 compared to a net loss of approximately $58,000 on revenues of approximately $1,427,000 for the same period last year. For the nine month periods ending January 31, 1996 and 1995, the Company reported net losses of approximately $804,000 and $158,000, respectively. The increased loss for the nine month period ending January 31, 1996 versus the same period last year results primarily from the write-down to net realizable value, in accordance with generally accepted accounting principles, of the Company's investment in a film produced during a prior fiscal year. The decrease in revenues during the quarter ended January 31, 1996 of approximately 40% versus the same quarter last year, is due primarily to generally lower prices for the Company's lower budget action/martial arts genre films. Future revenues of the Company will be dependent upon the success of its films and on the Company's ability to continue to generate working capital for the development and production of new motion picture projects. The Company is not currently in production on any new film projects. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         Costs relating to revenue were approximately $826,000 during the three months ended January 31, 1996 versus approximately $1,221,000 during the three months ended January 31, 1995. These costs relate to amortization of production costs of films for which revenue was recognized during the period. Selling expenses increased to approximately $93,000 during the quarter versus approximately $83,000 for the same period last year. General and administrative expenses increased to approximately $290,000 during the quarter from approximately $180,000 during the same period last year. This increase results primarily from legal expenses in connection with the various lawsuits referred to in NOTE E TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

         The Company's principal source of working capital during the quarter ending January 31, 1996 has been motion picture licensing income. During the fiscal year ended April 30, 1995, significant working capital was also provided under a revolving credit facility ("Credit Facility") with Credit Lyonnais Bank Nederland N.V. ("CLBN"); borrowings were limited to a percentage of qualifying contracts receivable of the Company and were secured by first position liens on all amounts to be received under the Company's film license agreements and the copyrights to all of the Company's films. The Credit Facility expired March 1, 1995.

         For the nine months ended January 31, 1996, the Company's net cash flow provided by operating activities was approximately $1,829,000 compared to approximately $2,340,000 during the same period last year. Net cash flows of approximately $982,000 were used in investing activities primarily through the purchase of marketable securities and gross additions to film costs. Net cash flows of approximately $443,000 were used in financing activities reflecting the repayment to Stephen Friedman, Chief Executive Officer, of certain loans made in prior fiscal years. Cash and cash equivalents increased from approximately $4,000 as of January 31, 1995 to approximately $557,000 as of January 31, 1996.

         The principal asset on the Company's balance sheet is unamortized film costs. The Company's unamortized film costs at January 31, 1996 and 1995 were approximately $2,625,000 and $5,800,000, respectively. Not reflected on the balance sheet, in accordance with generally accepted accounting standards, is the full value of the Company's film library. In October 1995, the Company entered into a Purchase and Sale Agreement ("Agreement") with World Icon Distribution Enterprises C.V. ("Icon") whereby the Company agreed to sell substantially all right, title and interest in and to certain motion pictures owned or distributed by the company, throughout the world excluding the United States and Canada, for the sum of $6,500,000 subject to reduction pursuant to the terms of the agreement. Subsequent to this transaction, the Company will retain ownership of the domestic and Canadian rights to its films along with the foreign rights to certain films not subject to the Agreement. The Company substantially completed this transaction on February 5, 1996. (SEE THE COMPANY'S FILING ON FORM 8-K DATED OCTOBER 26, 1995).

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

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

On October 20, 1995, as amended on November 9, 1995, SK Films Ltd., Inc. (the "Limited Partner") filed a lawsuit in Los Angeles Superior Court (the "Court") against Mother Productions Limited Partnership, a limited partnership of which the Company is general partner and the Limited Partner is the sole limited partner. The lawsuit alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recision, appointment of a receiver and declaratory relief, among other things, in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting business on behalf of the partnership and could liable for any damages, if any, awarded to the Limited Partner. On January 19, 1996, the Court ordered the dispute be submitted to arbitration and stayed any further proceedings until the completion of arbitration.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                 None.

         (B) FORMS 8-K

                 On March 1, 1996, the Company filed a Form 8-K reporting under
                 Item 4 thereof a change in the Company's independent auditors for the fiscal year ending April 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         KINGS ROAD ENTERTAINMENT, INC.


Dated: March 11, 1996                  /s/ Stephen J. Friedman
                                       -----------------------------------------
                                       Stephen J. Friedman
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer (Principal
                                       Executive Officer)


Dated: March 11, 1996                  /s/ Christopher M. Trunkey
                                       ----------------------------------------
                                       Christopher M. Trunkey
                                       Vice President, Chief Financial and
                                       Administrative Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)