Form 10KSB
period 1996-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1996-07-29
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1996            Commission File No. 0-14234

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

                      1901 Avenue of the Stars, Suite 1545
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

                              YES    X      NO ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ ]

State issuer's revenues for its most recent fiscal year:  $8.4 million.

As of July 15, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average of the bid and ask prices as reported on the NASDAQ) was approximately $1,327,000 (assuming that all officers and directors of the Registrant are deemed to be affiliates for this purpose).

As of July 15, 1996 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  YES ___    NO  _X_

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Kings Road Entertainment, Inc. ("Company" or "Registrant") is engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, "All of Me", starring Steve Martin. Seventeen additional pictures have since been theatrically released in the domestic market and six pictures have been released directly to the domestic home video or pay television market.

DEVELOPMENT

         The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company is developing between approximately five and fifteen motion picture scripts or ideas for possible future production. During fiscal years 1995 and 1996, the Company spent approximately $31,000 and $20,000, respectively, on development activities. The Company expects to significantly increase its expenditure on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $250,000 and $750,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

FINANCING

         The Company's strategy is to fully finance its pictures by obtaining advances and guarantees from the licensing of the distribution rights in its pictures and other investments from third parties. Once fully financed, the Company would primarily earn fees for its development and production services plus contingent compensation based on the success of a film. If necessary, the Company may finance a portion of the cost of a film using internally generated capital or debt financing.

PRODUCTION

         Once fully financed, the Company attempts to produce its pictures at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small permanent staff and by renting production facilities and engaging production staff only as required on a film-by-film basis. The Company generally produces pictures that have a cost of production between $1,000,000 and $10,000,000 and which it believes cannot significantly exceed their budgeted cost. Although the Company's past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have continually escalated in recent years.

         As of April 30, 1996, the Company has produced (or co-produced) twenty-four pictures, eighteen of which were theatrically released in the domestic market and six of which were released directly to video or pay television in the domestic market, as follows:

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

                        Kickboxer III                        Sasha Mitchell                            June 1992

                        Paydirt                              Jeff Daniels, Catherine O'Hara            August 1992

                        Knights                              Kris Kristofferson, Kathy Long            November 1993

                        Brain Smasher                        Andrew Dice Clay, Teri Hatcher            November 1993

                        Kickboxer IV                         Sasha Mitchell                            July 1994

                        The Haunted Heart                    Diane Ladd, Olympia Dukakis               January 1996

                        The Stranger                         Kathy Long                                March 1995

                        The Redemption                       Mark Dacascos                             August 1995

DISTRIBUTION

         Theatrical -- The Company, when practical, licenses its pictures to distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company's motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. In certain cases the distributors advance the costs of advertising and publicizing the motion pictures and the manufacture of prints, however, in most cases the Company would be required to fund or arrange funding for these costs itself.

         Home Video -- While in the past the Company's pictures were all theatrically released before being distributed on home video, certain low budget pictures are often not released theatrically, but are distributed for the first time on video or pay television. Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including Home Box Office, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors in turn sell videocassettes to video retailers that rent or sell videocassettes to consumers.

         Pay and Free Television -- Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company licenses the free television rights to its films to companies such as ITC Entertainment and Worldvision Enterprises who in turn sell packages of films to television stations and basic cable services.

         Other Rights -- Network television, non-theatrical, music publishing, soundtrack album, novelization, and other miscellaneous rights in the Company's pictures are, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

         International Markets -- The Company has generated substantial revenues from the licensing of its pictures outside of the United States, however, the Company has recently sold the international distribution rights to most of its films to another company. (See "Item 6. - Management's Discussion and Analysis of Financial Position and Results of Operations"). For those pictures still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain it own staff.

EMPLOYEES

         As of April 30, 1996, the Company employed six full-time employees in its Los Angeles office. During the production of a motion picture, between thirty and one-hundred twenty-five additional employees are engaged by the Company for that production. The compensation of these additional employees, including in some cases the right to participate in the net or gross revenues of a particular picture, is included in the capitalized cost of the related picture. The Company and certain of its subsidiaries are subject to the terms of various industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild, among others. The Company considers its employee relations to be satisfactory at present, although, the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

COMPETITION

         The motion picture industry is highly competitive. The Company faces intense competition from motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television, and on home video with pictures produced by the Company.

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

         The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company follows the practice of submitting its pictures for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "R".

ITEM 2.  PROPERTIES

         The Company leases its principal executive office in Los Angeles, California on a month-to-month basis. The Company currently leases approximately 1,500 square feet of office space at $1.60 per square foot per month. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and rents any necessary production or post production facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1994, the Company filed a lawsuit in Los Angeles Superior Court against The Movie Group, Inc. ("TMG") alleging breach of contract, among other things, of a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after deduction of certain fees and expenses. The Company entered into a settlement agreement ("Settlement") with TMG on May 17, 1996. Under the terms of the Settlement, the Company received a promissory note due November 23, 1996 in the amount of $350,000 in exchange for a mutual release of all claims. It is uncertain whether the Company will actually receive any monies due under the promissory note and, if it does, may be required to share the monies with a third party. Due to this uncertainty, management has not recorded any amounts in connection with the promissory note in the accompanying financial statements. All future monies from the exploitation of the film are to be paid to an escrow account and disbursed by an escrow agent according to the terms of the Settlement, which are substantially similar to the original Agreement.

         On October 20, 1995, as amended on November 9, 1995, SK Films Ltd., Inc. ("Limited Partner") filed a lawsuit in Los Angeles Superior Court ("Court") against Mother Productions Limited Partnership ("Partnership"), a limited partnership of which the Company is the general partner and the Limited Partner is the sole limited partner. The lawsuit alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recision, appointment of a receiver and declaratory relief, among other things, in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting the business of the Partnership and could be liable for any damages awarded to the Limited Partner. On January 19, 1996, the Court ordered that the dispute be submitted to arbitration and stayed any further proceedings until completion of the arbitration. As of July 15, 1996, the Limited Partner had not initiated any arbitration proceedings. Management has provided for all losses which it deems necessary in connection with the Partnership. (See "Note I - Investment in Limited Partnership").

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the NASDAQ stock market under the symbol "KREN" since September 1985. The following table sets forth the high and low closing bid prices of the Company's Common Stock as reported by NASDAQ through April 30, 1996:

                 FISCAL YEAR 1995                                     HIGH     LOW
                 ----------------                                     ----     ---
                      First Quarter                                  11/16      9/16
                      Second Quarter                                 25/32      9/16
                      Third Quarter                                   9/16      3/8
                      Fourth Quarter                                 17/32      3/8

                 FISCAL YEAR 1996                                     HIGH      LOW
                 ----------------                                     ----      ---
                      First Quarter                                  11/16      7/16
                      Second Quarter                                  3/4      13/32
                      Third Quarter                                  23/32      3/8
                      Fourth Quarter                                 11/16     27/64

         As of July 15, 1996, the Company had approximately 265 stockholders of record. In addition, the Company believes it has over 700 beneficial owners holding shares in street name.

         The Company has never paid a cash or stock dividend on its Common Stock and has no intention to pay any dividends in the future. The Company currently intends to retain all earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

OVERVIEW

         In recent years the Company has been producing films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets both domestically and abroad. During the fiscal year ended April 30, 1996, the Company did not produce any films, the Company's most recent picture "The Redemption" was completed in early 1995 and premiered on the Home Box Office pay television service in August 1995. The Company may continue to produce these types of films but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. The Company expects to significantly increase its expenditures on development activities, including the purchase of books and screenplays, to obtain these types of projects that will attract third party financing and subsequently achieve commercial success. (See "Item 1. - Description of Business").

         The Company's revenues are almost exclusively derived from the exploitation of the feature films it produces, and are spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has recently been producing, generally do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well, however, the Company has recently sold the international distribution rights to most of its films to another company ("Foreign Sale") and expects a substantial decrease in international revenues due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films that become available in the various media during that fiscal year.

         As revenues are recognized for each film, the Company amortizes the costs incurred in producing that film. The Company amortizes film costs under the income forecast method as described in Statement of Financial Accounting Standards (SFAS) No. 53 which provides that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs relating to projects that are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

RESULTS OF OPERATIONS

         For the fiscal year ended April 30, 1996, the Company reported net income of approximately $1,972,000 on feature film revenues of approximately $8,345,000 as compared to a net loss of approximately $395,000 on feature film revenues of approximately $4,282,000 for the prior fiscal year. The net income and increase in revenues of approximately 49% resulted primarily from the Foreign Sale that accounted for approximately $5,255,000 of the Company's revenues during the fiscal year ended April 30, 1996, the remaining revenues of approximately $3,180,000 were generated primarily by international revenues from certain films not included in the Foreign Sale and revenues from the domestic market that also was not included in the Foreign Sale.

         Costs related to revenue as a percentage of feature film revenues for fiscal year 1996 decreased to 53% from 81% for fiscal year 1995. This decrease was attributable to the Foreign Sale that primarily included films with little or no unamortized film costs. Selling expenses for fiscal year 1996 increased to approximately $748,000 from approximately $502,000 for fiscal year 1995. This increase resulted from the increased commissions expense attributable to the substantial increase in revenues during the fiscal year. General and administrative expenses for the current year increased to approximately $1,142,000 from approximately $645,000 for fiscal year 1995. This increase resulted from the fact that no portion of the Company's overhead during the fiscal year ended April 30, 1996 was capitalized to film costs, as allowed by SFAS No. 53. During the prior fiscal year ended April 30, 1995, approximately $552,000 of the Company's overhead expenses were capitalized to film costs. During 1996, no interest expense was capitalized to film costs while during 1995 approximately $122,000 was capitalized to film costs in accordance with SFAS No. 34.

LIQUIDITY AND CAPITAL RESOURCES

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before any revenues are generated by that film. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during fiscal year 1996 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

         The Company's net cash provided by operating activities increased to approximately $6.6 million as compared to approximately $3.6 million in fiscal 1995. The Company used its operating cash flow in investment activities, primarily the purchase of marketable securities of approximately $4.4 million and gross additions to film cost of approximately $1.4 million as compared to approximately $3.6 million of operating cash flow used in investing activities during fiscal year 1995. The Company also used approximately $440,000 of operating cash flow in financing activities to fully repay all of its obligations to an officer of the Company.

FUTURE COMMITMENTS

         The Company's anticipated major financial commitments relate to the production and release of its motion pictures. Recently the Company has been concentrating on lower budget films and may continue producing these types of films, but the Company expects to pursue projects with higher budgets if sufficient financing from third parties is available and risk is limited. Although management believes it will be able to obtain financing for the production of new films, the Company's financial position and operations have been and will be constrained by the availability of adequate financing.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Kings Road Entertainment, Inc. and subsidiaries are listed on the Index to Financial Statements set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 1, 1996, the Company filed a Form 8-K reporting under Item 4 thereof a change in the Company's independent auditors for the fiscal year ended April 30, 1996 from Arthur Andersen LLP to Stonefield Josephson, Accountancy Corporation. The Form 8-K also reported that the Company believed that there were no disagreements with Arthur Andersen LLP and that Arthur Andersen LLP agreed with the statements made by the Company therein.

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

                                                                                                    EXPIRATION
                          NAME                 AGE                     POSITION                      OF TERM
                          ----                 ---                     --------                      -------
               Stephen Friedman                 59      Chairman of the Board                         1996
                                                        and Chief Executive Officer

               Christopher Trunkey              30      Vice President, Chief Financial              ------
                                                        and Administrative Officer and
                                                        Secretary

               Kenneth Aguado                   38      Vice President and Director                   1998

               Martin Davidson                  55      Director                                      1997

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

         CHRISTOPHER TRUNKEY, Vice President, Chief Financial and Administrative Officer and Secretary, joined the Company in May 1994. Before joining the Company, Mr. Trunkey was Controller for Ulysse Entertainment from October 1993 to May 1994. Prior to Ulysse Entertainment, Mr. Trunkey was Director of Financial Planning at Reeves Entertainment from May 1990 through September 1993 and Staff Accountant for Telautograph Corporation from August 1988 through May 1990. Mr. Trunkey is a graduate of Drake University with a degree in Finance.

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

                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                                                ANNUAL COMPENSATION             -------------
                                                                -------------------             STOCK OPTIONS
                    NAME AND POSITION            YEAR        SALARY ($)       BONUS ($)            (SHARES)
                    -----------------            ----        ----------       ---------            --------
             Stephen Friedman                    1996       237,500 (1)           0                   0
                Chairman of the Board
                and Chief Executive              1995        60,000 (1)           0                   0
                Officer
                                                 1994         250,000             0                   0

- ---------------
(1) During a portion of the respective fiscal year, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 to provide the Company with the resources necessary to begin repayment of the borrowings identified in "Item 12. Certain Relationships and Related Party Transactions".

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         Shown below is information with respect to the unexercised options held by the Chief Executive Officer, all of which are currently exercisable. No options were granted to or exercised by Mr. Friedman during the fiscal year ended April 30, 1996.

                                                                                              VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                              NAME                       OPTIONS AT APRIL 30, 1996            AT APRIL 30, 1996 (1)
                              ----                       -------------------------            ---------------------
               Stephen Friedman                                   485,500                            $91,031

- -----------------
(1) Based upon the difference between the closing stock price on April 30, 1996 and the option exercise price.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information, as of July 15, 1996, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                                                NUMBER OF                 PERCENT OF
                       NAME AND ADDRESS OF BENEFICIAL OWNER                      SHARES                      CLASS
                       ------------------------------------                      ------                      -----
             Stephen Friedman                                              3,239,871 (1)(2)(3)               57.8%
             1901 Avenue of the Stars, Suite 1545
             Los Angeles, CA  90067

- ----------------
(1) Includes options granted to Mr. Friedman to purchase 485,500 shares at an exercise price of $.25 per share which are presently exercisable.

(2) Includes 100,000 shares owned by the Stephen J. Friedman Films, Inc. Employee Pension Plan of which Mr. Friedman is the trustee.

(3) Includes 57,000 shares owned by SJF Productions Ltd. of which Mr. Friedman is the sole shareholder of the general partner, Friedman Films, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of July 15, 1996, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

           NAME AND ADDRESS OF DIRECTORS OR                       NUMBER OF           PERCENT OF
              NUMBER OF PERSONS IN GROUP                           SHARES               CLASS
              --------------------------                           ------               -----
        Stephen Friedman                                        3,239,871(1)            57.8%
        1901 Avenue of the Stars, Suite 1545
        Los Angeles, CA  90067

NAME AND ADDRESS OF DIRECTORS OR         NUMBER OF            PERCENT OF
   NUMBER OF PERSONS IN GROUP             SHARES                CLASS
   --------------------------             ------                -----
Kenneth Aguado                          20,875(2)                Less
4309 Wilkinson Avenue                                           than 1%
Studio City, CA  9160

Martin Davidson                              0                    0
1505 Viewsite Terrace
Los Angeles, CA  90069

All Executive Officers and
Directors as a Group (4 persons)     3,274,146(3)              58.1%


- -------------
(1)  See "Principal Stockholders".

(2) Includes options granted to Mr. Aguado to purchase 16,875 shares which are presently exercisable.

(3) Of the shares included as beneficially owned by all directors and officers as a group, 512,375 shares may be acquired by the exercise of options which are presently exercisable.

         The Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date, may result in a change of control of the Company.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Between 1992 and 1994, the Company borrowed approximately $682,000 from Stephen Friedman, an officer of the Company. As of April 30, 1995, the principal balance due under these loans was approximately $443,000. During the fiscal year ended April 30, 1996, the Company repaid all outstanding principal and interest due to Mr. Friedman. Interest expense to Mr. Friedman was approximately $14,000 for the year ended April 30, 1996 and approximately $56,000 for the year ended April 30, 1995. The Company does not expect that additional loans from Mr. Friedman will be necessary.

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

         3.2     Bylaws of Registrant. (2)

        10.1 November 10, 1986 Agreement between ITC Entertainment, Inc. and Registrant. (1)

        10.2     1987 Non-Qualified Stock Option Plan of Registrant. (2)

        10.3 December 28, 1989 Agreement between Worldvision Enterprises, Inc. and Registrant. (3)

         21      Subsidiaries of Registrant.
- -----------------
(1)  Incorporated by reference to Amendment No. 1 (on Form 8) to
     Registrant's Form 10-K for fiscal year ended April 30, 1987
     (confidential treatment of certain sections requested).

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

Date:  July 15, 1996                        KINGS ROAD ENTERTAINMENT, INC.

                                            By: /s/ Stephen Friedman
                                                --------------------------
                                                  Stephen Friedman,
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                                  TITLE                                    DATE
        ---------                                  -----                                    ----
/s/ Stephen Friedman                       Chairman of the Board of                  July 15, 1996
- --------------------                       Directors and Chief Executive
STEPHEN FRIEDMAN                           Officer (Principal Executive
                                           Officer)




/s/ Martin Davidson                        Director                                  July 15, 1996
- -------------------
MARTIN DAVIDSON



/s/ Kenneth Aguado                         Director                                  July 15, 1996
- ------------------
KENNETH AGUADO



/s/ Christopher Trunkey                    Vice President, Chief Financial           July 15, 1996
- -----------------------                    and Administrative Officer and
CHRISTOPHER TRUNKEY                        Secretary (Principal Financial
                                           and Accounting Officer)


                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           YEAR ENDED APRIL 30, 1996





                           Reports of Independent Public Accountants                                           F-2

                           Consolidated Balance Sheet as of April 30, 1996                                     F-4

                           Consolidated Statements of Operations for
                           the Years Ended April 30, 1996 and 1995                                             F-5

                           Consolidated Statements of Shareholders' Equity
                           for the Years Ended April 30, 1996 and 1995                                         F-6

                           Consolidated Statements of Cash Flows for the Years
                           Ended April 30, 1996 and 1995                                                       F-7

                           Notes to Consolidated Financial Statements                                          F-8

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Kings Road Entertainment, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Kings Road Entertainment, Inc. and subsidiaries (the Company) for the year ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Kings Road Entertainment, Inc. and subsidiaries for the year ended April 30, 1996 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Los Angeles, California
July 20, 1995

                              STONEFIELD JOSEPHSON
                            ACCOUNTANCY CORPORATION



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California:

We have audited the accompanying balance sheet of Kings Road Entertainment, Inc. and subsidiaries (the "Company") as of April 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




STONEFIELD JOSEPHSON
ACCOUNTANCY CORPORATION


Santa Monica, California
July 1, 1996

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                              AS OF
                                                                                          APRIL 30, 1996
                                                                                          --------------
         ASSETS
            Cash and Cash Equivalents                                                        $   405,539
            Marketable Securities, at market value - Note A                                    4,447,383
            Accounts Receivable, net of allowance of $10,000 - Note A                            608,119
            Film Costs, net of amortization of $166,587,752 - Notes A & B                      1,578,253
            Prepaid Expenses                                                                       3,711
            Fixed Assets - Notes A & C                                                            11,695
            Other Assets                                                                           5,500
                                                                                             -----------
         TOTAL ASSETS                                                                        $ 7,060,200
                                                                                             ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         LIABILITIES
            Accounts Payable                                                                 $   302,177
            Accrued Expenses                                                                      91,582
            Income Taxes Payable                                                                  47,941
            Deferred Revenue                                                                     295,014
                                                                                             -----------
              TOTAL LIABILITIES                                                                  736,714

         COMMITMENTS AND CONTINGENCIES
              Notes E & H

         SHAREHOLDERS' EQUITY
            Common Stock, $.01 par value, 12,000,000 shares
               authorized, 5,120,047 shares issued and outstanding                                45,716
            Additional Paid-In Capital                                                        24,902,177
            Deficit                                                                          (18,624,407)
                                                                                            ------------
              TOTAL SHAREHOLDERS' EQUITY                                                       6,323,486
                                                                                            ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  7,060,200
                                                                                            ============


The accompanying notes are an integral part of this balance sheet.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                       FOR THE YEAR ENDED APRIL 30
                                                                                        1996                  1995
                                                                                      ---------             ---------
        REVENUES
             Feature Films - Note A                                                   $8,345,384            $4,281,973
             Interest Income                                                              78,294                   313
             Other Income                                                                 11,604                 1,510
                                                                                      ----------            ----------
                                                                                       8,435,282             4,283,796
        COSTS AND EXPENSES
             Costs Related to Revenue                                                  4,459,739             3,476,300
             Selling Expenses                                                            747,818               502,327
             General & Administrative Expenses                                         1,142,338               645,478
             Interest - Note B                                                            14,461                     0
                                                                                      ----------            ----------
                                                                                       6,364,356             4,624,105
                                                                                      ----------            ----------
             INCOME/(LOSS) BEFORE INCOME TAXES                                         2,070,926              (340,309)

        Provision for Income Taxes - Note G                                               99,195                54,436
                                                                                      ----------            ----------
             NET INCOME/(LOSS)                                                        $1,971,731             ($394,745)
                                                                                      ==========            ==========

             Net Income/(Loss) Per Share - Note A                                          $0.37                ($0.07)
                                                                                      ==========            ==========

             Weighted Average Number of Common Shares                                  5,336,695             5,407,345
                                                                                      ==========            ==========


The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                 Common              Common         Additional        Retained              Total
                                 Stock               Stock           Paid-In          Earnings/          Shareholders'
                                 Shares              Amount          Capital          (Deficit)             Equity
                                ---------            -------       -----------      -------------        -------------
Balance,
     April 30, 1994             5,080,047            $45,316       $24,886,327      ($20,201,393)         $4,730,250
     Net Loss                       -----              -----             -----          (394,745)           (394,745)
     Exercise of
        Stock Options              40,000                400            15,850              ----              16,250
                                ---------            -------       -----------      ------------          ----------
Balance,
     April 30, 1995             5,120,047             45,716        24,902,177       (20,596,138)          4,351,755
     Net Income                     -----              -----             -----         1,971,731           1,971,731
                                ---------            -------       -----------      ------------          ----------
Balance,
     April 30, 1996             5,120,047            $45,716       $24,902,177      ($18,624,407)         $6,323,486
                                =========            =======       ===========      ============          ==========





The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEAR ENDED APRIL 30
                                                                                         1996                  1995
                                                                                     -----------            ----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income/(Loss)                                                       $ 1,971,731             ($394,745)
             Adjustments to reconcile Net Income/(Loss) to
             Net Cash Provided by Operating Activities:
                  Depreciation and Amortization                                        4,463,317             3,487,394
                  Provision for loss on Accounts Receivable                               16,012                17,500
             Change in Assets and Liabilities:
                  Decrease in Restricted Cash                                                  0                10,430
                  Decrease in Accounts Receivable                                        389,278               411,704
                  Decrease in Prepaid Expenses                                             4,842                 3,440
                  Decrease in Other Assets                                                     0                20,661
                  Decrease in Accounts Payable                                          (297,082)              (68,385)
                  (Decrease)/Increase in Accrued Expenses                                (75,066)              139,621
                  Increase in Income Taxes Payable                                        29,984                     0
                  Increase/(Decrease) in Deferred Revenue                                 80,302               (32,940)
                                                                                     -----------             ---------
             NET CASH AND CASH EQUIVALENTS
             PROVIDED BY OPERATING ACTIVITIES                                          6,583,318             3,594,680

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of Marketable Securities                                        (4,447,383)                    0
             Purchase of Fixed Assets                                                     (9,460)               (5,813)
             Gross Additions to Film Cost                                             (1,431,724)           (3,622,888)
                                                                                     -----------            ----------
             NET CASH AND CASH EQUIVALENTS
             USED IN INVESTING ACTIVITIES                                             (5,888,567)           (3,628,701)

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from Debt                                                                0             2,807,855
             Repayment of Debt                                                                 0            (2,858,179)
             Borrowing from Related Party                                                      0               283,000
             Repayments to Related Party                                                (443,132)             (238,349)
             Proceeds from Exercise of Stock Options                                           0                16,250
                                                                                     -----------            ----------
             NET CASH AND CASH EQUIVALENTS (USED IN)/
             PROVIDED BY FINANCING ACTIVITIES                                           (443,132)               10,577
                                                                                     -----------            ----------
        NET INCREASE/(DECREASE) IN CASH
        AND CASH EQUIVALENTS                                                             251,619               (23,444)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   153,920               177,364
                                                                                     -----------            ----------
        CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   405,539            $  153,920
                                                                                     ===========            ==========
        Cash paid for:
             Interest  - Note A                                                           14,461                97,879
             Taxes - Note G                                                               55,254                54,436

The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. and its subsidiaries after elimination of all intercompany items and transactions.

Basis of Presentation -- The consolidated financial statements have been prepared on a going concern basis which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

Recognition of Revenues -- The Company recognizes revenues in accordance with the provisions of SFAS No. 53. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

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

During 1996, the Company earned revenue from one significant customer of approximately $5,255,000 (62%) of consolidated revenues. In 1995, the Company earned revenue from one significant customer of approximately $930,000 (22%) of consolidated revenues.

Revenues from foreign sources were approximately $7,225,000 and $2,712,000 in 1996 and 1995, respectively.

Film Costs -- Film costs, including related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in SFAS No. 53 is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk -- The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 1996, approximately 22% of the Company's accounts receivable were from foreign distributors.

Marketable Securities -- In accordance with SFAS No. 115, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet. Marketable securities have been classified as available for sale and are stated at market value. It is the Company's policy to purchase only U.S. Government securities with maturities less than one year.

Accounts Receivable -- Accounts receivable are stated net of an allowance for doubtful accounts of $10,000 as of April 30, 1996.

NOTE B - FILM COSTS

                                                                                April 30, 1996
                                                                                --------------
           Released Films, less amortization                                       $1,573,253
           Films in Production                                                              0
           Films in Development                                                         5,000
                                                                                   ----------
                                                                                   $1,578,253
                                                                                   ==========

Based on the Company's estimates of revenue as of April 30, 1996, 100% of unamortized film costs applicable to released films will be amortized during the three years ended April 30, 1999. No interest or overhead was capitalized to film costs during the fiscal year ended April 30, 1996. $121,930 and $522,405 of interest and overhead were capitalized, respectively during the year ended April 30, 1995.

NOTE C - FIXED ASSETS

                                                                                 April 30, 1996
                                                                                 --------------
           Office Equipment                                                          $189,986
           Furniture & Fixtures                                                        28,216
           Leasehold Improvements                                                       4,159
           Accumulated Depreciation                                                  (210,666)
                                                                                     --------
                                                                                     $ 11,695
                                                                                     ========

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - DEBT

As of April 30, 1996, the Company had no bank debt. Between 1992 and 1994, the Company borrowed approximately $682,000 from Stephen Friedman, an officer of the Company. As of April 30, 1995, the principal balance due under these loans was approximately $443,000. During the fiscal year ended April 30, 1996, the Company repaid all outstanding principal and interest due to Mr. Friedman. Interest expense to Mr. Friedman was approximately $14,000 for the year ended April 30, 1996 and approximately $56,000 for the year ended April 30, 1995.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,500 square feet of office space on a month-to-month basis at $1.60 per square foot per month. Rent expense was $34,284 and $46,637 in 1996 and 1995, respectively.

The Company operates in one business segment, consisting primarily of production and distribution of feature length motion pictures.

NOTE F - STOCK OPTIONS AND WARRANTS

The Company's 1987 Nonqualified Stock Option Plan (the "1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At April 30, 1996, options to purchase up to 302,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 235,500 are held by the Chief Executive Officer, 16,875 by a director and 50,000 by another officer of the Company. Options to purchase an additional 250,000 shares also have been granted to the Chief Executive Officer outside the 1987 Plan at an exercise price of $.25 per share. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                                                           1996                  1995
                                                                                           ----                  ----
                      Computed Expected Tax at Statutory Rate                           $481,929             ($116,000)
                      State and Local Income Taxes                                         5,720                 9,940
                      Foreign Taxes                                                       49,534                44,496
                      Valuation Allowance                                               (437,988)              116,000
                                                                                         -------               -------
                                                                                         $99,195               $54,436
                                                                                         =======               =======

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $14,100,000 (expiring between 2001 and 2007) to offset future income tax liabilities.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                            April 30, 1996
                                                            --------------
          Deferred Revenue                                        $118,000
          Film Cost Amortization                                  (352,000)
          Net Operating Loss Carryforwards                       5,877,000
          Investment Tax Credit Carryforwards                    2,166,000
          Foreign Tax Credit Carryforwards                         400,000
                                                                ----------
                                                                 8,209,000
          Valuation Allowance                                   (8,209,000)
                                                                ----------
                                                                        $0
                                                                ==========

A valuation allowance of $8,209,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE H - LITIGATION AND CONTINGENCIES

In December 1994, the Company filed a lawsuit in Los Angeles Superior Court against The Movie Group, Inc. ("TMG") alleging breach of contract, among other things, of a sales agency agreement ("Agreement") with TMG in connection with one of the Company's films. Under the Agreement, the Company is entitled to receive certain monies derived from exploitation of the film after deduction of certain fees and expenses. The Company entered into a settlement agreement ("Settlement") with TMG on May 17, 1996. Under the terms of the Settlement, the Company received a promissory note due November 23, 1996 in the amount of $350,000 in exchange for a mutual release of all claims. It is uncertain whether the Company will actually receive any monies due under the promissory note and, if it does, may be required to share the monies with a third party. Due to this uncertainty, management has not recorded any amounts in connection with the promissory note in the accompanying financial statements. All future monies from the exploitation of the film are to be paid to an escrow account and disbursed by an escrow agent according to the terms of the Settlement, which are substantially similar to the original Agreement.

On October 20, 1995, as amended on November 9, 1995, SK Films Ltd., Inc. ("Limited Partner") filed a lawsuit in Los Angeles Superior Court ("Court") against Mother Productions Limited Partnership ("Partnership"), a limited partnership of which the Company is the general partner and the Limited Partner is the sole limited partner. The lawsuit alleges breaches of the partnership agreement, fraud, and misrepresentation, among other things, and seeks recision, appointment of a receiver and declaratory relief, among other things, in addition to monetary damages of not less than $2,254,157 plus interest. Although not named as a defendant, the Company, as general partner, is responsible for conducting the business of the Partnership and could be liable for any damages awarded to the Limited Partner. On January 19, 1996,

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - LITIGATION AND CONTINGENCIES (CONTINUED)

the Court ordered that the dispute be submitted to arbitration and stayed any further proceedings until completion of the arbitration. As of July 15, 1996, the Limited Partner had not initiated any arbitration proceedings. Management has provided for all losses which it deems necessary in connection with the Partnership. (See "Note I - Investment in Limited Partnership").

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE I - INVESTMENT IN LIMITED PARTNERSHIP

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner, responsible for all financial and tax reporting of the Partnership, and owns 50% of the Partnership. Under the Agreement, the Company is obligated (i) to contribute 25% of the budget of the Picture to the Partnership as equity and (ii) to guarantee repayment of one-half of a loan made to the Partnership by the Limited Partner of 50% of the budget of the Picture. In February 1996, the Company paid approximately $801,000 to the Limited Partner in satisfaction of the aforementioned guarantee. The remaining 25% of the budget of the motion picture was provided by the Limited Partner as equity.

All revenue generated by the Picture, after deduction of certain distribution expenses, is disbursed (i) 50% each to the Company and the Limited Partner until the balance of the loan made by the Limited Partner to the Partnership has been fully repaid, then (ii) to the Limited Partner to reimburse certain legal expenses incurred in connection with the Agreement, then (iii) to the Company until it receives a deferred executive producing fee of $250,000, and then (iv) to the Company and Limited Partner in equal shares. As of April 30, 1996 the Company had not received any revenues from the Partnership.

For financial reporting purposes, the Company's contributions to the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership will be recognized when received and the Company's costs amortized according to the individual film forecast method described in Note A. In management's opinion, none of the commitments made by the Company in the Agreement will have a materially adverse impact on the Company's financial position and results of operations.