Form 10QSB
period 1996-07-31
KINGS ROAD ENTERTAINMENT INC
filed 1996-09-18
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  Form 10-QSB
              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarterly Period Ended July 31, 1996        Commission File No. 0-14234



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

                                                 YES    X            NO
                                                       ----             ----


On September 16, 1996 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                                              AS OF
                                                                                          JULY 31, 1996
                                                                                       -------------------
           ASSETS
              Cash and Cash Equivalents                                                           $313,451
              Marketable Securities, at market value                                             4,990,771
              Accounts Receivable, net of allowance of $10,000                                     239,857
              Film Costs, net of amortization of $167,001,697                                    1,255,048
              Prepaid Expenses                                                                      11,250
              Fixed Assets                                                                          10,682
              Other Assets                                                                           2,500
                                                                                       -------------------
           TOTAL ASSETS                                                                         $6,823,560
                                                                                       ===================

           LIABILITIES AND SHAREHOLDERS' EQUITY

           LIABILITIES
              Accounts Payable                                                                    $342,241
              Accrued Expenses                                                                       8,608
              Deferred Revenue                                                                     149,394
                                                                                       -------------------
                TOTAL LIABILITIES                                                                  500,243

           COMMITMENTS AND CONTINGENCIES

           SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value, 12,000,000 shares
                 authorized, 5,120,047 shares issued and outstanding                                45,716
              Additional Paid-In Capital                                                        24,902,177
              Deficit                                                                          (18,624,576)
                                                                                       -------------------
                TOTAL SHAREHOLDERS' EQUITY                                                       6,323,317
                                                                                       -------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $6,823,560
                                                                                       ===================


The accompanying notes are an integral part of this statement.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)




                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED JULY 31,
                                                                                               1996                 1995
                                                                                      -------------------   -------------------
                 REVENUES
                      Feature Films                                                              $567,815              $984,349
                      Interest Income                                                              65,119                 1,475
                      Other Income                                                                      0                 2,639
                                                                                      -------------------   -------------------
                                                                                                  632,934               988,463
                 COSTS AND EXPENSES
                      Costs Related to Revenue                                                    373,945               906,073
                      Selling Expenses                                                             11,120               130,480
                      General & Administrative Expenses                                           245,872               294,138
                      Interest - Note B                                                                 0                10,619
                                                                                      -------------------   -------------------
                                                                                                  630,937             1,341,310
                                                                                      -------------------   -------------------
                      INCOME/(LOSS) BEFORE INCOME TAXES                                             1,997              (352,847)

                 Provision for Income Taxes - Note G                                                2,166                26,257
                                                                                      -------------------   -------------------
                      NET INCOME/(LOSS)                                                             ($169)            ($379,104)
                                                                                      ===================   ===================

                      Net Income/(Loss) Per Share - Note A                                          $0.00                ($0.07)
                                                                                      ===================   ===================

                      Weighted Average Number of Common Shares                                  5,120,047             5,120,047
                                                                                      ===================   ===================



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)





                                Common            Common           Additional                             Total
                                Stock             Stock             Paid-In                            Shareholders'
                                Shares            Amount            Capital            Deficit            Equity
                            ---------------   ---------------   ---------------    ---------------   ----------------

 Balance,
      April 30, 1995              5,120,047           $45,716       $24,902,177       ($20,596,138)        $4,351,755
      Net Income                      -----             -----             -----          1,971,731          1,971,731
                            ---------------   ---------------   ---------------    ---------------   ----------------
 Balance,
      April 30, 1996              5,120,047            45,716        24,902,177        (18,624,407)         6,323,486
      Net Loss                        -----             -----             -----               (169)              (169)
                            ---------------   ---------------   ---------------    ---------------   ----------------
 Balance,
      July 31, 1996               5,120,047           $45,716       $24,902,177       ($18,624,576)        $6,323,317
                            ===============   ===============   ===============    ===============   ================



The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                 FOR THE THREE MONTHS
                                                                                                     ENDED JULY 31,
                                                                                                  1996                 1995
                                                                                      -------------------    -------------------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net Loss                                                                      ($169)             ($379,104)
                      Adjustments to reconcile Net Income/(Loss) to
                      Net Cash Provided by Operating Activities:
                           Depreciation and Amortization                                          414,957                906,613
                      Change in Assets and Liabilities:
                           Decrease in Accounts Receivable                                        368,262                332,648
                           Increase in Prepaid Expenses                                            (7,539)               (15,942)
                           Decrease/(Increase) in Other Assets                                      3,000                (17,100)
                           Increase/(Decrease) in Accounts Payable                                 40,064                (60,167)
                           Decrease in Accrued Expenses                                           (82,974)              (142,523)
                           Decrease in Income Taxes Payable                                       (47,941)                     0
                           (Decrease)/Increase in Deferred Revenue                               (145,620)                75,899
                                                                                      -------------------    -------------------
                      NET CASH AND CASH EQUIVALENTS
                      PROVIDED BY OPERATING ACTIVITIES                                            542,040                700,324

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                      Purchase of Marketable Securities                                          (543,388)                     0
                      Purchase of Fixed Assets                                                          0                   (957)
                      Gross Additions to Film Cost                                                (90,740)              (264,823)
                                                                                      -------------------    -------------------
                      NET CASH AND CASH EQUIVALENTS
                      USED IN INVESTING ACTIVITIES                                               (634,128)              (265,780)

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                      Repayments to Related Party                                                       0               (268,132)
                                                                                      -------------------    -------------------
                      NET CASH AND CASH EQUIVALENTS USED IN
                      FINANCING ACTIVITIES                                                              0               (268,132)
                                                                                      -------------------    -------------------
                 NET (DECREASE)/INCREASE IN CASH AND
                 CASH EQUIVALENTS                                                                 (92,088)               166,412

                 CASH AND CASH EQUIVALENTS AT BEGINNING
                 OF PERIOD                                                                        405,539                153,920
                                                                                      -------------------    -------------------
                 CASH AND CASH EQUIVALENTS AT END
                 OF PERIOD                                                                       $313,451               $320,332
                                                                                      ===================    ===================

The accompanying notes are an integral part of these statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended April 30, 1996, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1996 and the results of operations and cash flows for the three month periods ended July 31, 1996 and 1995 have been included.

The results of operations for the three month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

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

NOTE B - MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet. Marketable securities have been classified as available for sale and are stated at market value. It is currently the Company's policy to purchase only US Government securities with maturities less than one year.

NOTE C - FILM COSTS

Film Costs consist of:

                                                      July 31, 1996
                                                      -------------
        Released Films, less amortization                $1,234,308
        Films in Production                                       0
        Films in Development                                 20,740
                                                      -------------
                                                         $1,255,048
                                                      =============

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three months periods ended July 31, 1996 and 1995, respectively.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At July 31, 1996, options to purchase up to 552,375 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 485,500 are held by the Chief Executive Officer, 16,875 by a director and officer, and 50,000 by another officer of the Company. Of the outstanding options, 502,375 expire in August 1997 and 50,000 expire in November 1999.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                      Quarter Ending
                                                       July 31, 1996
                                                       -------------
 Computed Expected Tax at Statutory Rate                       ($57)
 State and Local Income Taxes                                   774
 Foreign Taxes                                                1,392
 Valuation Allowance                                             57
                                                    ---------------
                                                       $      2,166
                                                    ===============

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

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

                                                             July 31, 1996
                                                             -------------
 Deferred Revenue                                                $118,000
 Film Cost Amortization                                          (352,000)
 Net Operating Loss Carryforwards                               5,877,000
 Investment Tax Credit Carryforwards                            2,166,000
 Foreign Tax Credit Carryforwards                                 400,000
 Valuation Allowance                                           (8,209,000)
                                                            -------------
                                                                       $0
                                                            =============

A valuation allowance of $8,209,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended July 31, 1996, the Company reported a net loss of approximately $200 on revenues of approximately $633,000 compared to a net loss of approximately $379,000 on revenues of approximately $988,000 for the same period last year. The net loss results primarily from a decrease in revenues during the quarter of approximately 36% due to the prior sale of foreign distribution rights to most of the Company's films to another company during the fiscal year ended April 30, 1996. During the quarter ending July 31, 1996, the Company did not produce or release any new films and primarily recognized domestic home video and foreign revenues for The Redemption, which was produced and initially released during 1995. Future revenues of the Company will be dependent upon the success of the films it produces and on the Company's ability to continue to generate working capital for the development and production of new motion picture projects. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

Costs relating to revenue were approximately $373,000 during the three months ended July 31, 1996 versus approximately $906,000 during the three months ended July 31, 1995. These costs relate to amortization of production costs of films for which revenue was recognized during the period and the write-down to net realizable during the period ending July 31, 1995, in accordance with generally accepted accounting principles, of the Company's investment in a film produced during a prior fiscal year. Selling expenses decreased to approximately $11,000 during the quarter ending July 31, 1996 versus approximately $130,000 for the same period last year. This decrease results primarily from the decrease in the Company's revenues of approximately 36% during the quarter. General and administrative expenses decreased by approximately $48,000 to approximately $246,000 during the period ending July 31, 1996 from approximately $294,000 during the same period last year. This decrease in overhead expenditures results primarily from a reduction in the Company's staff and the relocation of the Company's offices to smaller and more cost effective office space.

LIQUIDITY AND CAPITAL RESOURCES

The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before any revenues are generated by that film. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during the quarter ending July 31, 1996 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

For the three month period ended July 31, 1996, the Company's net cash flow provided by operating activities was approximately $542,000 compared to approximately $700,000 during the same period last year. Net cash flows of approximately $634,000 were used in investing activities, primarily the
purchase of marketable securities and gross additions to film costs.   During
the period ending July 31, 1995, net cash flows of approximately $266,000 were used in investing activities, primarily gross additions to film costs, and approximately $268,000 was used in financing activities, reflecting the repayment of certain obligations to an officer of the Company. Cash and cash equivalents decreased slightly from approximately $320,000 as of July 31, 1995 to approximately $313,000 as of July 31, 1996.

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



Dated: September 17, 1996         KINGS ROAD ENTERTAINMENT, INC.



                                  /s/ Christopher M. Trunkey
                                  --------------------------------------------
                                  Christopher M. Trunkey
                                  Vice President, Chief Financial and
                                  Administrative Officer and Secretary
                                  (Principal Financial and Accounting Officer)