Form 10QSB
period 1996-10-31
KINGS ROAD ENTERTAINMENT INC
filed 1996-12-16
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 1996     Commission File No.  0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                    95-3587522
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

                                  YES  X  NO
                                     ----   -----

On December 11, 1996 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                 AS OF
                                                             OCT. 31, 1996
                                                             -------------
ASSETS
   Cash and Cash Equivalents                                  $    213,340
   Marketable Securities, at market value                        5,191,073
   Accounts Receivable, net of allowance of $10,000                571,031
   Film Costs, net of amortization of $167,371,165                 920,125
   Prepaid Expenses                                                 17,739
   Fixed Assets                                                     11,315
   Other Assets                                                      2,500
                                                              ------------
TOTAL ASSETS                                                  $  6,927,123
                                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                           $    321,415
   Accrued Expenses                                                  8,000
   Deferred Revenue                                                100,694
                                                              ------------
     TOTAL LIABILITIES                                             430,109

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 5,120,047 shares issued and outstanding           45,716
   Additional Paid-In Capital                                   24,902,177
   Deficit                                                     (18,450,879)
                                                              ------------
     TOTAL SHAREHOLDERS' EQUITY                                  6,497,014
                                                              ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  6,927,123
                                                              ============


The accompanying notes are an integral part of this statement.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)



                                        FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                         ENDED OCTOBER 31,                       ENDED OCTOBER 31,
                                       1996              1995                1996               1995
                                   -----------        -----------         -----------        -----------
REVENUES:
   Feature Films                   $   711,304        $ 1,072,919         $ 1,279,119        $ 2,057,268
   Interest Income                      69,893              5,958             135,012              7,433
   Other Income                          1,349                678               1,349              3,317
                                   -----------        -----------         -----------        -----------
                                       782,546          1,079,555           1,415,480          2,068,018

COSTS AND EXPENSES:
   Costs Related to Revenue            369,468            721,140             743,413          1,627,213
   Selling Expenses                     26,562            179,141              37,682            309,621
   General & Admin. Exp                211,339            229,763             457,211            523,901
   Interest                                  0              1,773                   0             12,392
                                   -----------        -----------         -----------        -----------
                                       607,369          1,131,817           1,238,306          2,473,127

   INCOME/(LOSS) BEFORE
   INCOME TAXES                        175,177            (52,262)            177,174           (405,109)

Provision for Income Taxes               1,480             19,287               3,646             45,544
                                   -----------        -----------         -----------        -----------
   NET INCOME/(LOSS)               $   173,697        ($   71,549)        $   173,528        ($  450,653)
                                   ===========        ===========         ===========        ===========


Net Earnings Per Share             $      0.03        ($     0.01)        $      0.03        ($     0.09)
                                   ===========        ===========         ===========        ===========

Weighted Average Number
of Common Shares                     5,120,047          5,120,047           5,120,047          5,120,047
                                   ===========        ===========         ===========        ===========



The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)





                               Common             Common            Additional                                 Total
                               Stock              Stock              Paid-In                                Shareholders'
                               Shares             Amount             Capital             Deficit              Equity
                           ------------        ------------        ------------        ------------         ------------
Balance,
   April 30, 1995             5,120,047        $     45,716        $ 24,902,177        ($20,596,138)        $  4,351,755
   Net Income                       -                   -                   -             1,971,731            1,971,731
                           ------------        ------------        ------------        ------------         ------------
Balance,
   April 30, 1996             5,120,047              45,716          24,902,177         (18,624,407)           6,323,486
   Net Income                       -                   -                   -               173,528              173,528
                           ------------        ------------        ------------        ------------         ------------
Balance,
   October 31, 1996           5,120,047        $     45,716        $ 24,902,177        ($18,450,879)        $  6,497,014
                           ============        ============        ============        ============         ============



The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                 FOR THE SIX MONTHS
                                                                  ENDED OCTOBER 31,
                                                             1996                 1995
                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                                        173,528         ($  450,653)
     Adjustments to reconcile Net Income/(Loss) to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                       785,588           1,628,766
     Change in Assets and Liabilities:
          Decrease in Accounts Receivable                      37,088             279,208
          Increase in Prepaid Expenses                        (14,028)            (12,103)
          Decrease in Other Assets                              3,000                   0
          Increase/(Decrease) in Accounts Payable              19,238            (252,129)
          Decrease in Accrued Expenses                        (83,582)           (140,773)
          Decrease in Income Taxes Payable                    (47,941)                  0
          (Decrease)/Increase in Deferred Revenue            (194,320)            345,816
                                                          -----------         -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                         678,571           1,398,132

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities                       (743,690)           (300,118)
     Purchase of Fixed Assets                                  (1,795)             (9,460)
     Gross Additions to Film Cost                            (125,285)           (312,069)
                                                          -----------         -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                            (870,770)           (621,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to Related Party                                    0            (268,132)
                                                          -----------         -----------
     NET CASH AND CASH EQUIVALENTS USED IN
     FINANCING ACTIVITIES                                           0            (268,132)
                                                          -----------         -----------
NET (DECREASE)/INCREASE IN CASH AND
CASH EQUIVALENTS                                             (192,199)            508,353

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                     405,539             153,920
                                                          -----------         -----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                                 $   213,340         $   662,273
                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended April 30, 1996, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1996 and the results of operations and cash flows for the three and six month periods ended October 31, 1996 and 1995 have been included.

The results of operations for the six month period ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

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

NOTE C - FILM COSTS

Film Costs consist of:

                                           October 31, 1996
                                           ----------------
      Released Films, less amortization        $869,181
      Films in Production                             0
      Films in Development                       50,944
                                               --------
                                               $920,125
                                               ========

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three and six month periods ended October 31, 1996 and 1995.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At October 31, 1996, options to purchase up to 635,500 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 485,500 are held by the estate of the Company's founder, Stephen Friedman, 100,000 by the Chief Executive Officer, and 50,000 by another officer of the Company. Of the outstanding options, 502,375 expire in August 1997, 50,000 expire in November 1999 and 83,125 expire in October 2001.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                For the Three Months
                                                  Ended October 31,
                                                       1996
                                                --------------------
      Computed Expected Tax at Statutory Rate        $ 59,057
      State and Local Income Taxes                          0
      Foreign Taxes                                     1,480
      Valuation Allowance
                                                      (59,057)
                                                     --------
                                                     $  1,480
                                                     ========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended October 31, 1996, the Company reported net income of approximately $174,000 on revenues of approximately $783,000 compared to a net loss of approximately $72,000 on revenues of approximately $1,080,000 for the same period last year. Revenue during the quarter ended October 31, 1996 decreased approximately 28% as compared to the same period last year the due to the prior sale of the foreign distribution rights to most of the Company's films to another company during the fiscal year ended April 30, 1996.

For the six months ended October 31, 1996, the Company reported net income of approximately $174,000 on revenues of approximately $1,425,000 compared to a net loss of approximately $451,000 on revenues of approximately $2,068,000 for the same period last year. The change in net income results primarily from reductions in selling and general and administrative expenses of approximately $339,000 and the write-down to net realizable value, during the six month period ended October 31, 1995, in accordance with generally accepted accounting principles, of the Company's investment in a film produced during a prior fiscal year.

During the six months ended October 31, 1996, the Company did not produce or release any new films and primarily recognized revenues from a sale of US and Canadian television rights to ten of the Company's films and foreign revenues on the Company's most recently produced films which were not included in the aforementioned sale of foreign distribution rights. Future revenues of the Company will be dependent upon the success of the films it produces and on the Company's ability to continue to generate working capital for the development and production of new motion picture projects. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

Costs relating to revenue were approximately $370,000 during the three months ended October 31, 1996 versus approximately $721,000 during the three months ended October 31, 1995. These costs relate to amortization of production costs of films for which revenue was recognized during the period. Selling expenses decreased to approximately $27,000 during the quarter ending October 31, 1996 versus approximately $179,000 for the same period last year. This decrease results primarily from the decrease in the Company's sales activities due to the sale of foreign distribution rights to most of the Company's films to another Company last year. General and administrative expenses decreased by approximately $19,000 to approximately $211,000 during the period ending October 31, 1996 from approximately $230,000 during the same period last year. This decrease in overhead expenditures results primarily from a reduction in the Company's staff and the relocation of the Company's offices to smaller and more cost effective office space.

LIQUIDITY AND CAPITAL RESOURCES

The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture before any revenues are generated by that film. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during the quarter ending October 31, 1996 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

For the six month period ended October 31, 1996, the Company's net cash flow provided by operating activities was approximately $639,000 compared to approximately $1,398,000 during the same period last year. Net cash flows of approximately $831,000 were used in investing activities, primarily the purchase of marketable securities. During the six month period ending October 31, 1995, net cash flows of approximately $622,000 were used in investing activities, primarily the purchase of marketable securities and gross additions to film costs, and approximately $268,000 was used in financing activities, reflecting the repayment of certain obligations to an officer of the Company. Cash and cash equivalents decreased to approximately $213,000 as of October 31, 1996 from approximately $662,000 as of October 31, 1995 while marketable securities increased to approximately $5,191,000 as of October 31, 1996 from approximately $300,000 as of October 31, 1995.

FUTURE COMMITMENTS

The Company's anticipated major financial commitments relate to the production and release of future motion pictures. The Company's most recent films were "low budget" films and while the Company may continue producing these types of films, the Company may pursue projects with higher budgets if sufficient financing from third parties is available and risk is limited. Although management believes it will be able to obtain financing for the production of new films, the Company's financial position and operations have been and will be constrained by the availability of adequate financing.

On October 4, 1996, Stephen Friedman, the Company's chairman of the board and chief executive officer died. Kenneth Aguado, an officer of the Company and a member of its board of directors since 1989, was named chief executive officer and was elected by the board of directors as its new chairman. Although the Company's operations are continuing, the death of Mr. Friedman, the Company's founder and key employee, may significantly affect the Company's financial position and future results of operations. In light of this event, the Company's managment is currently re-evaluating its business plan.


PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                  None.

         (B) FORMS 8-K

                  On November 8, 1996, the Company filed a Form 8-K reporting under Item 1 thereof that Stephen Friedman, the beneficial owner of 3,239,871 shares of common stock of the Company, died on October 4, 1996 and that the executors of his estate would be entitled to vote those shares which represent 58% of the issued and outstanding stock of the Company. The Form 8-K also reported under Item 5 thereof that due to Mr. Friedman's death, Susan Aguado, Mr. Friedman's sister had been appointed to serve the remainder of Mr. Friedman's term on the Company's board of directors. Subsequent to Mrs. Aguado's appointment, the board of directors elected Kenneth Aguado, an officer of the Company and the son of Mrs. Aguado, as its new chairman and named Mr. Aguado as president and chief executive officer of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 11, 1996               KINGS ROAD ENTERTAINMENT, INC.


                                       /s/ Christopher M. Trunkey
                                       ------------------------------
                                       Christopher M. Trunkey
                                       Vice President, Chief Financial and
                                       Administrative Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)