Form 10QSB
period 1997-01-31
KINGS ROAD ENTERTAINMENT INC
filed 1997-03-12
CIK 773588

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 1997     Commission File No.  0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                      95-3587522
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

On March 7, 1997 the Registrant had 5,120,047 shares of its common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET - (UNAUDITED)


                                                                 AS OF
                                                             JAN. 31, 1997
                                                            --------------
ASSETS
   Cash and Cash Equivalents                                $    389,665
   Marketable Securities, at market value                      5,210,448
   Accounts Receivable, net of allowance of $10,000              401,157
   Film Costs, net of amortization of $167,475,063               857,700
   Prepaid Expenses                                               19,053
   Fixed Assets                                                   14,999
   Other Assets                                                    2,500
                                                            ------------
TOTAL ASSETS                                                $  6,895,522
                                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                         $    301,006
   Accrued Expenses                                                5,000
   Deferred Revenue                                               86,814
                                                            ------------
     TOTAL LIABILITIES                                           392,820

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock, $0.01 par value, 12,000,000 shares
      authorized, 5,120,047 shares issued and outstanding         45,716
   Additional Paid-In Capital                                 24,902,177
   Deficit                                                   (18,445,191)
                                                            ------------
     TOTAL SHAREHOLDERS' EQUITY                                6,502,702
                                                            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  6,895,522
                                                            ============


The accompanying notes are an integral part of this statement.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)



                                       FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                         ENDED JANUARY 31,                   ENDED JANUARY 31,
                                    1997               1996               1997            1996
                                 -----------       -----------       -----------       -----------
REVENUES:
   Feature Films                 $   181,588       $   850,588       $ 1,460,707       $ 2,907,856
   Interest Income                    80,276             7,623           215,288            15,056
   Other Income                          730             7,635             2,079            10,952
                                 -----------       -----------       -----------       -----------
                                     262,594           865,846         1,678,074         2,933,864

COSTS AND EXPENSES:
   Costs Related to Revenue          103,898           826,328           847,311         2,453,541
   Selling Expenses                   22,862            92,977            60,544           402,598
   General & Admin. Exp              139,238           290,027           596,449           813,928
   Interest                                0             1,762                 0            14,154
                                 -----------       -----------       -----------       -----------
                                     265,998         1,211,094         1,504,304         3,684,221

   INCOME/(LOSS) BEFORE
   INCOME TAXES                       (3,404)         (345,248)          173,770          (750,357)

Provision for Income Taxes            (9,092)            8,047            (5,446)           53,591
                                 -----------       -----------       -----------       -----------
   NET INCOME/(LOSS)             $     5,688       ($  353,295)      $   179,216       ($  803,948)
                                 ===========       ===========       ===========       ===========


Net Earnings Per Share           $      0.00       ($     0.07)      $      0.03       ($     0.16)
                                 ===========       ===========       ===========       ===========

Weighted Average Number
of Common Shares                   5,120,047         5,120,047         5,120,047         5,120,047
                                 ===========       ===========       ===========       ===========



The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)



                             Common          Common          Additional                               Total
                              Stock           Stock            Paid-In                            Shareholders'
                             Shares           Amount           Capital            Deficit             Equity
                         ------------      ------------      ------------      ------------       ------------
Balance,
   April 30, 1995           5,120,047      $     45,716      $ 24,902,177      ($20,596,138)      $  4,351,755
   Net Income                    --                --                --           1,971,731          1,971,731
                         ------------      ------------      ------------      ------------       ------------
Balance,
   April 30, 1996           5,120,047            45,716        24,902,177       (18,624,407)         6,323,486
   Net Income                    --                --                --             179,216            179,216
                         ------------      ------------      ------------      ------------       ------------
Balance,
   January 31, 1997         5,120,047      $     45,716      $ 24,902,177      ($18,445,191)      $  6,502,702
                         ============      ============      ============      ============       ============



The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                            FOR THE NINE MONTHS
                                                              ENDED JANUARY 31,
                                                           1997              1996
                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                                  $   179,216       ($  803,948)
     Adjustments to reconcile Net Income/(Loss) to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                     851,089         2,456,106
     Change in Assets and Liabilities:
          Decrease in Accounts Receivable                   206,962           351,971
          Increase in Prepaid Expenses                      (15,342)             (727)
          Decrease in Other Assets                            3,000                 0
          Decrease in Accounts Payable                       (1,171)         (191,189)
          Decrease in Accrued Expenses                      (86,582)         (148,648)
          Decrease in Income Taxes Payable                  (47,941)          (13,957)
          (Decrease)/Increase in Deferred Revenue          (208,200)          179,000
                                                        -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                       881,031         1,828,608

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities                     (763,065)         (500,118)
     Purchase of Fixed Assets                                (7,082)           (9,460)
     Gross Additions to Film Cost                          (126,758)         (472,470)
                                                        -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                          (896,905)         (982,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to Related Party                                  0          (443,132)
                                                        -----------       -----------
     NET CASH AND CASH EQUIVALENTS USED IN
     FINANCING ACTIVITIES                                         0          (443,132)
                                                        -----------       -----------
NET (DECREASE)/INCREASE IN CASH AND
CASH EQUIVALENTS                                            (15,874)          403,428

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                   405,539           153,920
                                                        -----------       -----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                               $   389,665       $   557,348
                                                        ===========       ===========

The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended April 30, 1996, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1997 and the results of operations and cash flows for the three and nine month periods ended January 31, 1997 and 1996 have been included.

The results of operations for the nine month period ended January 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

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

NOTE C - FILM COSTS

Film Costs consist of:

                                           As of
                                       Jan. 31, 1997
                                       -------------
Released Films, less amortization        $776,784
Films in Production                             0
Films in Development                       80,916
                                         --------
                                         $857,700
                                         ========

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three or nine month periods ended January 31, 1997 and 1996.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At January 31, 1997, options to purchase up to 635,500 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 485,500 are held by the estate of the Company's founder, Stephen Friedman, 100,000 by the chief executive officer and 50,000 by another officer of the Company. Of the outstanding options, 502,375 expire in August 1997, 50,000 expire in November 1999 and 83,125 expire in October 2001.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                       For the Three
                                                        Months Ended
                                                       Jan. 31, 1997
                                                       -------------
         Computed Expected Tax at Statutory Rate         ($ 1,157)
         Federal Income Tax Refund                        (15,812)
         State and Local Income Taxes                       4,020
         Foreign Taxes                                      2,700
         Valuation Allowance                                1,157
                                                         --------
                                                         ($ 9,092)
                                                         ========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 1997 COMPARED
                     TO THREE MONTHS ENDED JANUARY 31, 1996

         Revenues for the three months ended January 31, 1997 decreased to approximately $263,000 from approximately $866,000, a decrease of approximately $603,000, or 70%, over the comparable period of the prior year, primarily as a result of the Company's decision not to produce or release any new films during this three month period. During the three months ended January 31, 1997, the Company primarily derived revenues from films that were not included in the sale of foreign distribution rights to the Company's film library ("Foreign Sale") during the prior fiscal year. Future revenues are dependent upon the Company's ability to develop, produce and release successful motion pictures, which in turn is dependent upon the Company's ability to generate working capital for the development, production and release of such motion pictures. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         Costs and expenses for the three months ended January 31, 1997 decreased to approximately $266,000 from approximately $1,211,000, a decrease of approximately $945,000 or 78%, over the comparable period of the prior year. Costs related to revenue for the three months ended January 31, 1997 decreased to approximately $104,000 from approximately $826,000, a decrease of approximately $722,000, or 87%, over the comparable period of the prior year, primarily due the Company's decision not to produce new films during this three month period and a corresponding decrease in amortization of production costs. Selling expenses for the three months ended January 31, 1997 decreased to approximately $23,000 from approximately $93,000, a decrease of approximately $70,000, or 75%, over the comparable period of the prior year, due in large part to the Company's reduced sales activities following the Foreign Sale. General and administrative expenses for the three months ended January 31, 1997 decreased to approximately $139,000 from approximately $290,000, a decrease of approximately $151,000, or 52%, over the comparable period of the prior year, primarily due to significantly reduced salary expenditures and the Company's relocation to smaller and more cost-effective office space.

         The above factors contributed to net income of approximately $6,000 for the three months ended January 31, 1997 as compared to a net loss of approximately $353,000, or $0.07 per share, for the three months ended January 31, 1996.

                   NINE MONTHS ENDED JANUARY 31, 1997 COMPARED
                      TO NINE MONTHS ENDED JANUARY 31, 1996

         Revenues for the nine months ended January 31, 1997 decreased to approximately $1,678,000 from approximately $2,934,000, a decrease of approximately $1,256,000, or 43%, over the comparable period of the prior year, primarily as a result of the Company's decision not to produce or release any new films during this nine month period. The Company derived revenues primarily from films that were not included in the Foreign Sale.

         Costs and expenses for the nine months ended January 31, 1997 decreased to approximately $1,504,000 from approximately $3,684,000, a decrease of approximately $2,180,000, or 59%, over the comparable period of the prior year. Costs related to revenue for the nine months ended January 31, 1997 decreased to approximately $847,000 from approximately $2,454,000, a decrease of approximately $1,607,000, or 65% over the comparable period of the prior year, primarily due to a decrease in the amortization of production costs during the nine month period ended January 31, 1997. Selling expenses for the nine months ended January 31, 1997 decreased to approximately $61,000 from approximately $403,000, a decrease of approximately $342,000 or 85% over the comparable period of the prior year, due in large part to the Company's reduced sales activities following the Foreign Sale. General and administrative expenses for the nine months ended January 31, 1997 decreased to approximately $596,000 from approximately $814,000, a decrease of approximately $218,000 or 27% over the comparable period of the prior year, primarily due to the aforementioned reduction in salary and office expenditures.

         The above factors contributed to net income of approximately $179,000, or $0.03 per share, for the nine months ended January 31, 1997 as compared to a net loss of approximately $804,000, or $0.16 per share, for the nine months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The production of motion pictures requires substantial capital. The Company may expend substantial amounts of money for both the production and distribution of a motion picture before any revenues are generated by that motion picture. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a motion picture's total cost. During the three month period ended January 31, 1997, the Company's principal source of working capital was motion picture licensing income. Except for the financing of motion picture production costs, management believes that its existing cash resources will be sufficient to fund the Company's ongoing operations.

         For the nine month period ended January 31, 1997, the Company's net cash flow provided by operating activities was approximately $881,000 compared to approximately $1,829,000 for the comparable period ended January 31, 1996. For the nine months ended January 31, 1997, net cash and cash equivalents used in investing activities, primarily the purchase of marketable securities, was approximately $897,000 compared to approximately $982,000, primarily used for the purchase of marketable securities and gross additions to film costs, for the comparable period ended January 31, 1996.

         Cash and cash equivalents decreased to approximately $390,000 at January 31, 1997 from approximately $557,000 at January 31, 1996. Marketable securities increased to approximately $5,210,000 at January 31, 1997 from approximately $500,000 at January 31, 1996.

FUTURE COMMITMENTS

         The Company's expected significant financial commitments relate to the future production and release of motion pictures. The Company's most recent films were low-budget productions. Although the Company may continue to produce low-budget films, it may elect to produce higher budget films if the Company is able to secure sufficient third party financing and management determines the reasonableness of the risks associated with a higher budget production. Although management believes that the Company will be able to obtain financing for the production of new motion pictures, the Company's financial position and operations have been, and will continue to be, limited by the availability of adequate financing from third party sources.

         On October 4, 1996, Stephen Friedman, the Company's chief executive officer and chairman of the Company's board of directors, died. Kenneth Aguado, an officer of the Company and a member of its board of directors since 1989, was named chief executive officer and elected chairman by the board of directors. The Company is continuing operations, but the death of Mr. Friedman, the Company's founder and key employee, may significantly affect the Company's financial position and results of operations.

         Following Mr. Friedman's death, the Company's board of directors reviewed the Company's business plan and determined that additional capital resources, beyond those currently available to the Company, were necessary to pursue management's business strategy. On February 12, 1997, the Company announced that it had begun actively seeking acquisition and merger proposals for the Company. The Company's inability to locate an appropriate acquisition or merger candidate would significantly affect management's ability to pursue its business strategy and could significantly affect the Company's financial position and results of operations.

         Pursuant to the Purchase and Sale Agreement between the Company and World Icon Distribution Enterprises C.V ("Icon") dated October 3, 1995, $1,245,000 was placed in escrow pending completion of Icon's due diligence on the Foreign Sale. On December 5, 1996, the Company and Icon reached an agreement in principle ("Agreement") regarding certain claims made by Icon resulting from their due diligence. Under the terms of the Agreement, the Company would receive approximately $692,500 of the escrowed funds, plus interest accrued thereon since February 1996, upon signature of the Agreement. In addition, the Company would be obligated to pay certain costs associated with the Agreement estimated to be approximately $155,000. Both parties have agreed to execute the Agreement following the execution by Icon and various third parties of assumption agreements whereby Icon would assume certain obligations of the Company under various industry-wide collective bargaining agreements.


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



Dated: March 7, 1997                   KINGS ROAD ENTERTAINMENT, INC.



                                       /s/Christopher M. Trunkey
                                       ------------------------------------
                                       Christopher M. Trunkey
                                       Vice President, Chief Financial and
                                       Administrative Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)