Form 10KSB
period 1997-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1997-07-28
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1997             Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

           Delaware                                  95-3587522
  (State or other jurisdiction                    (I.R.S. Employer
       of incorporation)                         Identification No.)

                      1901 Avenue of the Stars, Suite 1545
                          Los Angeles, California 90067
                     (Address of principal executive office)

Issuer's telephone number:  (310) 552-0057

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X  NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2.7 million.

As of July 15, 1997, the aggregate market value of the voting stock held by non-affiliates (based on the closing sales price as reported by NASDAQ) was approximately $1,189,138 (assuming all officers and directors are deemed affiliates for this purpose).

As of July 15, 1997 the registrant had 5,652,422 shares of its common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  YES     NO  X
                                                   ----   ----

                                   PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Kings Road Entertainment, Inc. ("Company" or "Registrant") has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. Seventeen additional pictures have since been theatrically released in the domestic market and six pictures have been released directly to the domestic home video or pay television market.

RECENT EVENTS

      During the fiscal year ended April 30, 1997, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options. The implementation of any of such options could result in a material alteration in the Company's business strategy, and the following discussion of the Company's business in prior years under the captions "Development," "Financing," "Production" and "Distribution" should be read in conjunction with the discussion of the Company's strategic plans. (SEE "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS").

DEVELOPMENT

      The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company has been developing between approximately five and fifteen motion picture scripts or ideas for possible future production. During fiscal years 1997 and 1996, the Company spent approximately $132,000 and $31,000, respectively, on development activities. Subject to its overall strategic direction, the Company expects to significantly increase its expenditure on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $100,000 and $250,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

FINANCING

      The Company's strategy has been to fully finance its pictures by obtaining advances and guarantees from the licensing of the distribution rights in its pictures and other investments from third parties. Once fully financed, the Company would primarily earn fees for its development and production services plus contingent compensation based on the success of a film. If necessary, the Company may finance a portion of the cost of a film using internally generated capital or debt financing.

PRODUCTION

      Once fully financed, the Company attempts to produce its pictures at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small permanent staff and by renting production facilities and engaging production staff only as required on a film-by-film basis. The Company generally produces pictures that have a cost of production between $1,000,000 and $10,000,000 and which it believes cannot significantly exceed their budgeted cost. Although the Company's past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

      As of April 30, 1997, the Company has produced (or co-produced) twenty-four pictures, eighteen of which were theatrically released in the domestic market and six of which were released directly to video or pay television in the domestic market, as follows:

     TITLE                      PRINCIPAL CAST                   RELEASE DATE
     -----                      --------------                   ------------
     All of Me                  Steve Martin, Lily Tomlin        September 1984

     Creator                    Peter O'Toole, Mariel            September 1985
                                Hemingway

     Enemy Mine                 Dennis Quaid, Louis              December 1985
                                Gossett, Jr.

     The Best of Times          Robin Williams, Kurt Russell     January 1986

     Touch & Go                 Michael Keaton, Maria            August 1986
                                 Conchita Alonso

     Morgan Stewart's Coming    Jon Cryer, Lynn Redgrave         February 1987
     Home

     The Big Easy               Dennis Quaid, Ellen Barkin       August 1987

     In the Mood                Patrick Dempsey, Beverly         September 1987
                                D'Angelo

     Rent-A-Cop                 Burt Reynolds, Liza Minelli      January 1988

     The Night Before           Keanu Reeves, Lori Louglin       March 1988

     My Best Friend is a        Robert Sean Leonard, Cheryl      May 1988
     Vampire                    Pollack

     Jacknife                   Robert DeNiro, Ed Harris         March 1989

     Kickboxer                  Jean Claude Van Damme            August 1989

     Homer & Eddie              Whoopi Goldberg, James           December 1989
                                Belushi

     Blood of Heroes            Rutger Hauer, Joan Chen          February 1990

     Kickboxer II               Sasha Mitchell, Peter Boyle      June 1991

     Kickboxer III              Sasha Mitchell                   June 1992

     Paydirt                    Jeff Daniels, Catherine          August 1992
                                O'Hara

     TITLE                      PRINCIPAL CAST                   RELEASE DATE
     -----                      --------------                   ------------
     Knights                    Kris Kristofferson, Kathy        November 1993
                                Long

     Brainsmasher               Andrew Dice Clay, Teri           November 1993
                                Hatcher

     Kickboxer IV               Sasha Mitchell                   July 1994

     The Haunted Heart          Diane Ladd, Olympia Dukakis      January 1996

     The Stranger               Kathy Long                       March 1995

     The Redemption             Mark Dacascos                    August 1995


DISTRIBUTION

      Theatrical     The Company, when practical, has licensed its pictures to
distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company's motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. In certain cases distributors have advanced the costs of advertising and publicizing the motion pictures and the manufacture of prints, however, in most cases the Company has been required to fund or arrange funding for these costs itself.

      Home Video     While in the past the Company's pictures were all
theatrically released before being distributed on home video, certain low budget pictures are often not released theatrically, but are distributed for the first time on video or pay television. Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including HBO Video, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors in turn sell videocassettes to video retailers that rent or sell videocassettes to consumers.

      Pay and Free Television     Distribution on pay television has occurred by
licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies such as ITC Entertainment and Worldvision Enterprises who in turn sell packages of films to television stations and basic cable services.

      Other Rights     Network television, non-theatrical, music publishing,
soundtrack album, novelization, and other miscellaneous rights in the Company's pictures have been, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

      International Markets     The Company has generated substantial revenues
from the licensing of its pictures outside of the United States, however, the Company sold the international distribution rights to most of its films to another company. (SEE "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS"). For those pictures still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain it own staff.

EMPLOYEES

      As of April 30, 1997, the Company employed three full-time employees in its Los Angeles office. During the production of a motion picture, between thirty and one-hundred twenty-five additional employees are engaged for that production. The compensation of these additional employees, including in some cases the right to participate in the net or gross revenues of a particular picture, is included in the capitalized cost of the related picture. The Company is subject to the terms of various industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild, among others. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

REGULATION

      Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recording, artwork, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Company plans to take all appropriate and reasonable measures to obtain agreements from licensees to secure, protect and maintain copyright protection for all motion pictures under the laws of all applicable jurisdictions.

      The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company follows the practice of submitting its pictures for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "R".

ITEM 2.     PROPERTIES

      The Company's principal executive offices are located at 1901 Avenue of the Stars, Suite 1545, Los Angeles, California 90067 and consist of approximately 1,500 square feet leased on a month-to-month basis. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and rents any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3.     LEGAL PROCEEDINGS

      On March 3, 1997, Jasmine Films, Inc. ("Jasmine") initiated arbitration with the American Arbitration Association of its claim that the Company breached the terms of a limited partnership agreement between the Company, as general partner, and SK Films, Inc. for the purpose of producing and distributing one motion picture. Jasmine also claims, among other things, that the Company is liable for breach of fiduciary duty, negligence and negligent misrepresentation. Jasmine seeks unspecified damages in excess of $1.5 million. Arbitration of this dispute is scheduled for late 1997. The Company believes it has substantial defenses to Jasmine's claims. (SEE "NOTE H - INVESTMENT IN LIMITED PARTNERSHIP").

      On March 19, 1997, Strother Film Partners II and Strother Investment Co. (collectively, "Strother") filed lawsuits against the Company and the Estate of Stephen Friedman ("Friedman Estate") in United States Bankruptcy Court for the District of New Jersey and in Los Angeles Superior Court. Strother alleges that the Company breached the terms of a settlement agreement entered into between Strother and the Company in March 1990 concerning a prior lawsuit. Strother also alleges that the Company breached a December 31, 1986 joint venture agreement between the Company and Strother pursuant to which a joint venture between the Company and Strother (which terminated March 20, 1993) financed the domestic theatrical distribution expenses of two Company-produced motion pictures in return for a percentage of certain revenues generated by the two motion pictures. In addition, Strother also alleges, among other things, that the Company breached its fiduciary duty and committed fraud. Strother seeks unspecified damages in excess of $1 million. The Company believes that it has substantial defenses to the Strother claims.

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

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: "KREN". The following table sets forth the high and low sales prices of the Company's common stock as reported by Nasdaq through April 30, 1997:

                 FISCAL YEAR 1996                     HIGH    LOW
                 ----------------                     ----    ---
                   First Quarter                      11/16   7/16
                   Second Quarter                      3/4   13/32
                   Third Quarter                      23/32   3/8
                   Fourth Quarter                     11/16  27/64

                 FISCAL YEAR 1997                     HIGH    LOW
                 ----------------                     ----    ---
                   First Quarter                       3/4    5/8
                   Second Quarter                     23/32    1/2
                   Third Quarter                      21/32   7/16
                   Fourth Quarter                    1 3/32   7/16

      As of July 15, 1997, the Company had approximately 258 stockholders of record. In addition, the Company believes it has over 700 beneficial owners holding shares in street name.

      On June 9, 1997, based upon the Company's recognition that its business plan at such date did not require the then existing level of cash on hand and that a distribution of such funds to the Company's shareholders would better serve the shareholders' interests, the Company declared a cash distribution of $3,956,695, or $.70 per share of common stock, that was paid on June 27, 1997 to shareholders of record on June 20, 1997. Future distributions, if any, will depend on the Company's final strategic plans. (SEE "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      During the fiscal year ended April 30, 1997, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party which would provide a new source of financing for the Company. From January through May 1997, the Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

      On June 23, 1997, the Company signed a non-binding letter of intent with a privately held corporation ("Acquiror") pursuant to which, subject to certain conditions, Acquiror would acquire control of the Company. Presently, Acquiror holds a controlling interest in a publicly-held information technology company. The Company has agreed that until August 20, 1997, the Company will not directly or indirectly solicit or discuss the sale of all or part of the Company with any party other than Acquiror.

      As of July 22, 1997, Acquiror and the Company contemplate entering into a transaction involving the distribution to the Company's shareholders of all of the Company's cash and marketable securities and the subsequent acquisition of control of the Company by Acquiror through the purchase of newly-issued shares of common stock. For the purposes of such stock purchase, the non-distributed assets of the Company, subject to completion of financial and other due diligence, were tentatively valued by the parties, as of July 22, 1997, in an amount between $2.5 million and $3.2 million. The final structure, terms (including purchase price) and conditions of such transaction have not yet been determined nor has the Acquiror completed its evaluation of the Company's assets, however, and no assurances can be made that the transaction, if completed, will be substantially the same as the transaction described or that the valuation will not be significantly different from the range set forth above.

      The non-binding letter of intent provides that such transaction is conditioned upon, among other things, the completion of due diligence to the satisfaction of both parties, the completion of a definitive agreement that is satisfactory to both parties, the receipt of all necessary consents and approvals and the absence of any material adverse change in the business or prospects of the Company. As a result, there can be no assurance that Acquiror and the Company will consummate the contemplated transaction. In the event that Acquiror does acquire control of the Company, there can be no assurance that the Company will adhere to its current strategy and a change in the Company's business strategy could have a material adverse impact upon the Company's results of operations and financial position. If the Company does not complete the contemplated transaction, the Company will have to choose among its other options as noted above.

      On June 9, 1997, based upon the Company's recognition that its business plan at such date did not require the then existing level of cash on hand and that a distribution of such funds to the Company's shareholders would better serve the shareholders' interests, the Company declared a cash distribution of $3,956,695, or $.70 per share of common stock, that was paid on June 27, 1997 to shareholders of record on June 20, 1997.

OVERVIEW

      In recent years the Company's business has been to produce films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets both domestically and abroad. During the fiscal year ended April 30, 1997, the Company did not produce any films. The Company's most recent picture The Redemption was completed in early 1995 and premiered on the Home Box Office pay television service in August 1995. Subject to its overall strategic direction, the Company may continue to produce these types of films but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. The Company expects to significantly increase its expenditures on development activities, including the purchase of books and screenplays, to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (SEE "ITEM 1. - DESCRIPTION OF BUSINESS").

      The Company's revenues have been derived almost exclusively from the exploitation of the feature films it produces, spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has produced most recently, generally do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well, however, the Company has sold the international distribution rights to most of its films to another company ("Foreign Sale") and expects a substantial decrease in international revenues due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films that become available in the various media during that fiscal year.

      As revenues have been recognized for each film, the Company has amortized the costs incurred in producing that film. The Company has amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53 which provides that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management has periodically reviewed its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs have been written down to net realizable value. Costs relating to projects that have been abandoned or sold before being produced have been charged to overhead and capitalized to film costs in the year that event occurs.

RESULTS OF OPERATIONS

      For the fiscal year ended April 30, 1997, the Company reported net income of approximately $589,000 on feature film revenues of approximately $2,357,000 as compared to net income of approximately $1,972,000 on feature film revenues of approximately $8,345,000 for the prior fiscal year. The substantial decrease in revenues of approximately 72% resulted primarily from the lack of new films produced by the Company during the fiscal year and the Foreign Sale, discussed above, that accounted for approximately $5,255,000 of the Company's revenues during the fiscal year ended April 30, 1996. Net income decreased by approximately 70% reflecting the aforementioned decrease in revenues.

      Costs related to revenue as a percentage of feature film revenues for fiscal year 1997 decreased slightly to 50% from 53% for fiscal year 1996. Selling expenses for fiscal year 1997 decreased substantially to approximately $128,000 from approximately $748,000 for fiscal year 1996. This decrease of approximately 83% resulted from the decrease in commissions expense attributable to the substantial decrease in revenues during the fiscal year discussed above. General and administrative expenses for the current fiscal year decreased to approximately $799,000 from approximately $1,142,000 for fiscal year 1996. This decrease resulted primarily from lower salary expenditures due to the death of Stephen Friedman and reductions in office staff and lower legal expenditures following the completion of the Foreign Sale in fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during fiscal year 1996 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

      The Company's net cash provided by operating activities decreased to approximately $1,740,000 as compared to approximately $6,583,000 in fiscal year 1996. The Company used its operating cash flow solely in investment activities, primarily the purchase of marketable securities of approximately $1,520,000. As of April 30, 1997, the Company had cash and cash equivalents of approximately $248,000 and marketable securities of approximately $5,967,000 as compared to cash and cash equivalents of approximately $406,000 and marketable securities of approximately $4,447,000 as of April 30, 1996.

FUTURE COMMITMENTS

      The Company has no material commitments for capital expenditures. The Company will evaluate the adequacy of and need for capital resources once a final strategic plan has been developed. (SEE "RECENT DEVELOPMENTS")

ITEM 7.     FINANCIAL STATEMENTS

      The Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-1.

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

                                                                     EXPIRATION
               NAME           AGE             POSITION                OF TERM
               ----           ---             --------               ----------
        Kenneth Aguado         39    Chairman of the Board              1998
                                     and Chief Executive Officer

        Christopher Trunkey    31    Vice President, Chief Financial    ----
                                     and Administrative Officer
                                     and Secretary

        Martin Davidson        55    Director                           1997

        Susan Aguado           63    Director                           1996

EXECUTIVE OFFICERS AND DIRECTORS

      KENNETH AGUADO has been a director of the Company since February 1989. Mr. Aguado became the Company's Chief Executive Officer in October 1996 following the death of Stephen Friedman. In July 1994, Mr. Aguado rejoined the Company as Vice-President of Creative Affairs, a position he held from 1981 until 1990. Between 1990 and 1994, Mr. Aguado headed production for Miller-Boyett Motion Pictures at Warner Brothers and was Vice-President of Production for Badham/Cohen Group at Universal Pictures. Mr. Aguado attended Tulane University, where he graduated with a degree in Psychology. Mr. Aguado is the son of Susan Aguado.

      CHRISTOPHER TRUNKEY, Vice President, Chief Financial and Administrative Officer and Secretary joined the Company in May 1994. Before joining the Company, Mr. Trunkey was Controller for Ulysse Entertainment from October 1993 to May 1994. Prior to Ulysse Entertainment, Mr. Trunkey was Director of Financial Planning at Reeves Entertainment from May 1990 through September 1993 and Staff Accountant for Telautograph Corporation from August 1988 through May 1990. Mr. Trunkey is a graduate of Drake University with a degree in Finance.

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

      SUSAN AGUADO has been a director of the Company since October 1996. Since March 1992, Mrs. Aguado has been retired. Between March 1989 and March 1992, Mrs. Aguado was Creative Director for Hometown Films and from January 1983 to March 1989, Mrs. Aguado was Vice President of East Coast Development for the Company. Mrs. Aguado is graduate of New York University. Mrs. Aguado is the mother of Kenneth Aguado.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      On July 10, 1997, the Friedman Estate filed a Report on Form 4 indicating that, on August 10, 1995, the Company extended the expiration date to August 10, 1997 of an option granted to Mr. Friedman to purchase 250,000 shares of common stock. The option had originally been a five-year option granted to Mr. Friedman on August 10, 1990.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 1997 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                                                             LONG TERM
                                                            COMPENSATION
                                    ANNUAL COMPENSATION     ------------
                                   ---------------------        STOCK
                                                               OPTIONS      ALL OTHER
   NAME AND POSITION         YEAR  SALARY ($)  BONUS ($)       (SHARES)   COMPENSATION
   -----------------         ----  ----------  ---------       --------   ------------

  Stephen Friedman(1)       1997   115,385           0              0            0
     Chairman of the Board   1996   237,500(2)        0              0            0
     and Chief Executive     1995    60,000(2)        0              0            0
     Officer

  Kenneth Aguado(1)         1997    89,577       3,596         83,125          619(3)
     Chairman of the Board
     and Chief Executive
     Officer

      ---------------
      (1) Kenneth Aguado became the Company's Chief Executive Officer on October 7, 1996 following the death of Stephen Friedman on October 4, 1996.
      (2) During a portion of the respective fiscal year, Mr. Friedman voluntarily reduced his salary from $250,000 to $25,000 to provide the Company with the resources necessary to repay various loans Mr. Friedman made to the Company.
      (3) Represents contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

OPTION GRANTS

      Shown below is information with respect to options granted to the Named Officers during the fiscal year ended April 30, 1997.

                                     % OF TOTAL OPTIONS
                     NUMBER OF      GRANTED TO EMPLOYEES      EXERCISE   EXPIRATION
       NAME       OPTIONS GRANTED    DURING FISCAL YEAR         PRICE       DATE
       ----       ---------------   --------------------      --------   -----------
  Kenneth Aguado     83,125(1)              100%                $.56      10/14/2001

      ---------------
      (1) Options were granted on October 14, 1996 and vest one year from the date of such grant.

OPTION EXERCISES AND YEAR-END VALUES

      Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 1997. No options were exercised by Mr. Friedman, the Friedman Estate or Mr. Aguado during the fiscal year ended April 30, 1997.

                                                           VALUE OF UNEXERCISED
                              NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                            OPTIONS AT APRIL 30, 1997       AT APRIL 30, 1997(1)
                          ---------------------------    --------------------------
           NAME           EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
           ----           -----------  --------------    -----------  -------------
  Stephen Friedman         485,500(2)            0         $334,995          $0

  Kenneth Aguado            16,875(3)       83,125            8,944      31,588

      ---------------
      (1) Based upon the difference between the closing stock price on April 30, 1997 ($.94) and the option exercise price.
      (2) On June 9, 1997, the executor of the Friedman Estate exercised such options to purchase 485,500 shares of common stock.
      (3) On June 6, 1997, Mr. Aguado exercised such options to purchase 16,875 shares of common stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information, as of July 15, 1997, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                   NUMBER OF          PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES              CLASS
      ------------------------------------         ---------          ----------
    Estate of Stephen Friedman(1)               3,239,871(2)(3)         57.3%
    c/o William Immerman, Executor
    1999 Avenue of the Stars, Suite 1250
    Los Angeles, CA  90067

      ---------------
      (1) Directors Susan Aguado and Kenneth Aguado are 50% and 25% beneficiaries, respectively, of the Friedman Estate.
      (2) Includes 100,000 shares owned by the Stephen J. Friedman Films, Inc. Employee Pension Plan of which Mr. Immerman is the trustee.
      (3) Includes 57,000 shares owned by SJF Productions Ltd. of which Mr. Immerman is the President of the general partner, Stephen J. Friedman Films, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of July 15, 1997, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

     NAME AND ADDRESS OF DIRECTORS OR        NUMBER OF          PERCENT OF
        NUMBER OF PERSONS IN GROUP             SHARES              CLASS
     --------------------------------        ---------          ----------
    Susan Aguado                            1,619,936(1)           28.7%
    235 Cleveland Drive
    Croton, NY 10520

    Kenneth Aguado                            831,843(2)           14.7%
    4309 Wilkinson Avenue
    Studio City, CA  91604

    Martin Davidson                                 0              00.0%
    1505 Viewsite Terrace
    Los Angeles, CA  90069

    All Executive Officers and
    Directors as a Group (4 persons)        3,274,146              44.0%

      ---------------
      (1) Includes 1,619,936 shares representing 50% of the 3,239,871 shares beneficially owned by the Friedman Estate of which Mrs. Aguado is a 50% beneficiary. See "Principal Stockholders".
      (2) Includes 809,968 shares representing 25% of the 3,239,871 shares beneficially owned by the Friedman Estate of which Mr. Aguado is a 25% beneficiary. See "Principal Stockholders".

      The Friedman Estate is currently the controlling shareholder of the Company and the distribution of its common stock to its beneficiaries will increase the common stock ownership of Susan Aguado and Kenneth Aguado by 1,619,936 and 809,968 shares, respectively. See "Principal Stockholders".

      In addition, as discussed above, the Company has entered into a non-binding letter of intent with Acquiror pursuant to which Acquiror may acquire control of the Company. (SEE "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS").

      Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      None.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

      3.1   Restated Certificate of Incorporation of Registrant, as amended.(1)

      3.2   Bylaws of Registrant.(1)

     10.1   1987 Non-Qualified Stock Option Plan of Registrant.(1)

     21     Subsidiaries of Registrant.(2)

     27     Financial Data Schedule.(2)

      ---------------
      (1)Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.
      (2)Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b)  FORMS 8-K

      On October 4, 1996, the Company filed a Form 8-K reporting the death of Stephen Friedman, the Company's principal shareholder, and the resulting change in control of the Company from Mr. Friedman to the Friedman Estate.

(c)  SEE (a) ABOVE

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 22, 1997                KINGS ROAD ENTERTAINMENT, INC.


                                    By: /s/ CHRISTOPHER M. TRUNKEY
                                        -------------------------
                                          Christopher M. Trunkey,
                                          Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                   TITLE                              DATE
        ---------                   -----                              ----
/s/ KENNETH AGUADO             Chairman of the Board of            July 22, 1997
---------------------------    Directors and Chief Executive
KENNETH AGUADO                 Officer (Principal Executive
                               Officer)


/s/ MARTIN DAVIDSON            Director                            July 22, 1997
---------------------------
MARTIN DAVIDSON


/s/ SUSAN AGUADO               Director                            July 22, 1997
---------------------------
SUSAN AGUADO


/s/ CHRISTOPHER M. TRUNKEY     Vice President, Chief Financial     July 22, 1997
---------------------------    and Administrative Officer and
CHRISTOPHER M. TRUNKEY         Secretary (Principal Financial
                               and Accounting Officer)

                        KINGS ROAD ENTERTAINMENT, INC.

                             FINANCIAL STATEMENTS

                          YEAR ENDED APRIL 30, 1997




        Report of Independent Public Accountants                   F-2

        Balance Sheet as of April 30, 1997                         F-3

        Statements of Income for the Years
        Ended April 30, 1997 and 1996                              F-4

        Statements of Shareholders' Equity
        for the Years Ended April 30, 1997 and 1996                F-5

        Statements of Cash Flows for the Years
        Ended April 30, 1997 and 1996                              F-6

        Notes to  Financial Statements                             F-7

                              STONEFIELD JOSEPHSON
                             ACCOUNTANCY CORPORATION



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California:

We have audited the accompanying balance sheet of Kings Road Entertainment, Inc. (the "Company") as of April 30, 1997, and the related statements of income, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 1997, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.



/s/ STONEFIELD JOSEPHSON, INC.
------------------------------
STONEFIELD JOSEPHSON
ACCOUNTANCY CORPORATION


Santa Monica, California
July 17, 1997

                         KINGS ROAD ENTERTAINMENT, INC.
                                  BALANCE SHEET


                                                                  AS OF
                                                             APRIL 30, 1997
                                                             --------------
          ASSETS
             Cash and Cash Equivalents                             $248,204
             Marketable Securities, at market value               5,967,031
             Accounts Receivable, net of allowance of               313,849
                 $10,000
             Film Costs, net of amortization of $167,802,095        766,191
             Prepaid Expenses                                        13,295
             Fixed Assets                                            23,386
             Other Assets                                             2,500
                                                                -----------
          TOTAL ASSETS                                          $ 7,334,456
                                                                ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY

          LIABILITIES
             Accounts Payable                                      $315,721
             Income Taxes Payable                                     3,482
             Accrued Expenses                                        15,000
             Deferred Revenue                                        87,800
                                                                -----------
               TOTAL LIABILITIES                                    422,003

          COMMITMENTS AND CONTINGENCIES                                   0

          SHAREHOLDERS' EQUITY
             Common Stock, $.01 par value, 12,000,000 shares
                authorized, 5,120,047 shares issued and              45,716
                outstanding
             Additional Paid-In Capital                          24,902,177
             Deficit                                            (18,035,440)
                                                                -----------
               TOTAL SHAREHOLDERS' EQUITY                         6,912,453
                                                                -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 7,334,456
                                                                ===========


The accompanying notes are an integral part of this balance sheet.

                         KINGS ROAD ENTERTAINMENT, INC.
                              STATEMENTS OF INCOME


                                                    FOR THE YEAR ENDED APRIL 30
                                                        1997            1996
                                                    -----------      ----------
REVENUES
     Feature Films                                   $2,356,940      $8,345,384
     Interest Income                                    328,705          78,294
     Other Income                                         2,079          11,604
                                                    -----------      ----------
                                                      2,687,724       8,435,282

COSTS AND EXPENSES
     Costs Related to Revenue                         1,171,843       4,459,739
     Selling Expenses                                   128,118         747,818
     General & Administrative Expenses                  799,087       1,142,338
     Interest                                                 0          14,461
                                                    -----------      ----------
                                                      2,099,048       6,364,356
                                                    -----------      ----------
     INCOME BEFORE INCOME TAXES                         588,676       2,070,926

Provision for Income Taxes                                (291)          99,195
                                                    -----------      ----------
     NET INCOME                                        $588,967      $1,971,731
                                                    ===========      ==========

     Net Income Per Share                                 $0.11           $0.37
                                                    ===========      ==========

     Weighted Average Number of Common
     Shares and Common Share Equivalents              5,460,234       5,336,695
                                                    ===========      ==========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                       Common       Common    Additional    Retained      Total
                       Stock        Stock      Paid-In     Earnings/   Shareholders'
                       Shares       Amount     Capital     (Deficit)      Equity
                      ---------    -------   ----------- ------------  -------------
Balance,
  April 30, 1995      5,120,047    $45,716   $24,902,177 ($20,596,138)  $4,351,755
  Net Income                 --         --            --    1,971,731    1,971,731
                      ---------    -------   ----------- ------------   ----------
Balance,
  April 30, 1996      5,120,047     45,716    24,902,177  (18,624,407)   6,323,486
  Net Income                 --         --            --      588,967      588,967
                      ---------    -------   ----------- ------------   ----------
Balance,
  April 30, 1997      5,120,047    $45,716   $24,902,177 ($18,035,440)  $6,912,453

                      =========    =======  ============  ===========   ==========


The accompanying notes are an integral part of these statements.

                        KINGS ROAD ENTERTAINMENT, INC.
                           STATEMENTS OF CASH FLOWS

                                                     FOR THE YEAR ENDED APRIL 30
                                                        1997             1996
                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $588,967        $1,971,731
     Adjustments to reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization               1,178,032         4,463,317
          Provision for loss on Accounts                      0            16,012
              Receivable
     Change in Assets and Liabilities:
          Decrease in Accounts Receivable               294,270           389,278
          (Increase)/Decrease in Prepaid                 (9,584)            4,842
              Expenses
          Decrease in Other Assets                        3,000                 0
          Increase/(Decrease) in Accounts                13,544          (297,082)
              Payable
          Decrease in Accrued Expenses                  (76,582)          (75,066)
          (Decrease)/Increase in Income Taxes           (44,459)           29,984
              Payable
          (Decrease)/Increase in Deferred              (207,214)           80,302
              Revenue
                                                     ----------        ----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                 1,739,974         6,583,318

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities               (1,519,648)       (4,447,383)
     Purchase of Fixed Assets                           (17,880)           (9,460)
     Gross Additions to Film Cost                      (359,781)       (1,431,724)
                                                     ----------        ----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                    (1,897,309)       (5,888,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to Related Party                              0          (443,132)
                                                     ----------        ----------
     NET CASH AND CASH EQUIVALENTS
     USED IN FINANCING ACTIVITIES                             0          (443,132)
                                                     ----------        ----------
NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                   (157,335)          251,619

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                       405,539           153,920
                                                     ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $  248,204        $  405,539
                                                     ==========        ==========
Cash paid for:
     Interest                                                 0            14,461
     Taxes                                               70,158            55,254

The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation     In the prior fiscal year, the financial
statements included the accounts of Kings Road Entertainment, Inc. and its subsidiaries after elimination of all intercompany items and transactions. Effective October 31, 1996, all of the Company's subsidiaries were merged into Kings Road Entertainment, Inc.

Basis of Presentation     The financial statements have been prepared on a going
concern basis which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.

Recognition of Revenues     The Company recognizes revenues in accordance with
the provisions of Financial Accounting Standards Board ("FASB") Statement No.
53. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

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

During 1997, the Company earned revenue from two significant customers of approximately $1,008,000 (37%) of revenues, of which approximately $158,000 is included in accounts receivable as of April 30, 1997. During 1996, the Company earned revenue from one significant customer of approximately $5,255,000 (62%) of revenues.

Revenues from foreign sources were approximately $1,471,000 and $7,225,000 in 1997 and 1996, respectively.

Film Costs     Film costs, including related interest and overhead, are
capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

Accounts Receivable     Accounts receivable are stated net of an allowance for
doubtful accounts of $10,000 as of April 30, 1997.

                        KINGS ROADS ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization     Depreciation of fixed assets is computed by
the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the terms of the applicable lease, whichever is less.

Earnings Per Share     Per share computations are based on the average number of
the Company's common shares and common equivalents outstanding during each year.

FASB has issued a new statement recently which requires companies to report "basic" earnings per share, which will exclude options, warrants and other convertible securities. The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. Management does not believe that the adoption of this pronouncement will have a material impact on the financial statements.

Concentration of Credit Risk     The Company licenses various rights in its
films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 1997, approximately 5% of the Company's accounts receivable were from foreign distributors.

Marketable Securities In accordance with FASB Statement No. 115, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet. Marketable securities have been classified as available for sale and are stated at market value. It is the Company's policy to purchase only U.S. Government securities with maturities less than one year.

NOTE B - FILM COSTS

                                                       April 30, 1997
                                                       --------------
         Released Films, less amortization                  $682,051
         Films in Production                                       0
         Films in Development                                 84,140
                                                            --------
                                                            $766,191
                                                            ========

Based on the Company's estimates of revenue as of April 30, 1997, 100% of unamortized film costs applicable to released films will be amortized during the three years ended April 30, 2000. No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 1997 and 1996.

                        KINGS ROAD ENTERTAINMENT, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FIXED ASSETS

                                                       April 30, 1997
                                                       --------------
         Office Equipment                                  $ 205,112
         Furniture & Fixtures                                 30,970
         Leasehold Improvements                                    0
         Accumulated Depreciation                           (212,696)
                                                           ---------
                                                           $  23,386
                                                           =========

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,500 square feet of office space on a month-to-month basis. Rent expense was $30,579 and $34,284 in 1997 and 1996, respectively.

The Company operates in one business segment, consisting primarily of production and distribution of feature length motion pictures.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Nonqualified Stock Option Plan (the "1987 Plan") provides for the grant of options to purchase up to 850,000 shares of the Company's common stock. At April 30, 1997, options to purchase up to 635,500 shares were outstanding under the 1987 Plan at exercise prices ranging from $.25 to $.56 per share. Of the outstanding options under the 1987 Plan, 485,500 are held by the Estate of Stephen Friedman (see "Principal Stockholders"), 100,000 by the Chief Executive Officer and 50,000 by another officer of the Company. Of the outstanding options, 502,375 expire in August 1997, 50,000 expire in November 1999 and 83,125 expire in October 2001.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Proforma information regarding net income and earnings per share under the fair value method has not been presented as the amounts are immaterial.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                                 1997           1996
                                                 ----           ----
    Computed Expected Tax at Statutory Rate  $ 154,228       $ 481,929
             State and Local Income Taxes        8,276           5,720
             Foreign Taxes                       6,173          49,534
             Valuation Allowance              (168,968)       (437,988)
                                             ---------       ---------
                                                 ($291)      $  99,195
                                             =========       =========

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $16,070,000 (expiring between 2001 and 2007) to offset future income tax liabilities.

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                      April 30, 1997
                                                      --------------
              Deferred Revenue                            $35,000
              Film Cost Amortization                     (140,000)
              Net Operating Loss Carryforwards          6,428,000
              Investment Tax Credit Carryforwards       2,166,000
              Foreign Tax Credit Carryforwards            400,000
                                                       ----------
                                                        8,889,000
              Valuation Allowance                      (8,889,000)
                                                       ----------
                                                               $0
                                                       ==========

A valuation allowance of $8,889,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE G - LITIGATION AND CONTINGENCIES

On March 3, 1997, Jasmine Films, Inc. ("Jasmine") initiated arbitration with the American Arbitration Association of its claim that the Company breached the terms of a limited partnership agreement between the Company, as general partner, and SK Films, Inc. for the purpose of producing and distributing one motion picture. Jasmine also claims, among other things, that the Company is liable for breach of fiduciary duty, negligence and negligent misrepresentation. Jasmine seeks unspecified damages in excess of $1.5 million. Arbitration of this dispute is scheduled for late 1997. The Company believes it has substantial defenses to Jasmine's claims. (SEE "NOTE H - INVESTMENT IN LIMITED PARTNERSHIP").

On March 19, 1997, Strother Film Partners II and Strother Investment Co. (collectively, "Strother") filed lawsuits against the Company and the Estate of Stephen Friedman in United States Bankruptcy Court for the District of New Jersey and in Los Angeles Superior Court. Strother alleges that the Company breached the terms of a settlement agreement entered into between Strother and the Company in March 1990 concerning a prior lawsuit. Strother also alleges that the Company breached a December 31, 1986 joint venture agreement between the Company and Strother pursuant to which a joint venture between the Company and Strother (which terminated March 20, 1993) financed the domestic theatrical distribution expenses of two Company-produced motion pictures in return for a percentage of certain revenues generated by the two motion pictures. In addition, Strother also alleges, among other things, that the Company breached its fiduciary duty and committed fraud. Strother seeks unspecified damages in excess of $1 million. The Company believes that it has substantial defenses to the Strother claims.

                        KINGS ROAD ENTERTAINMENT, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE H - INVESTMENT IN LIMITED PARTNERSHIP

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner, responsible for all financial and tax reporting of the Partnership, and owns 50% of the Partnership. Under the Agreement, the Company (i) contributed 25% of the budget of the Picture to the Partnership as equity and (ii) guaranteed repayment of one-half of a loan made to the Partnership by the Limited Partner equal to approximately 50% of the budget of the Picture. In February 1996, the Company paid approximately $801,000 to the Limited Partner in satisfaction of the aforementioned guarantee. The remaining 25% of the budget of the motion picture was provided by the Limited Partner as equity.

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

For financial reporting purposes, the Company's contributions to the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership is recognized when received and the Company's costs amortized according to the individual film forecast method described in Note A.