Form 10QSB
period 1997-07-31
KINGS ROAD ENTERTAINMENT INC
filed 1997-09-10
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended July 31, 1997         Commission File No. 0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)



          Delaware                                             95-3587522
State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                      Identification No.)



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

                                          YES  X   NO
                                              ---     ---

As of September 5, 1997, the registrant had 5,652,422 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES      NO  X
                                                    ---     ---

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                         KINGS ROAD ENTERTAINMENT, INC.
                           BALANCE SHEET - (UNAUDITED)


                                                                      AS OF
                                                                  JULY 31, 1997
                                                                  -------------
ASSETS
   Cash and Cash Equivalents                                       $    353,393
   Marketable Securities, at market value                             2,133,186
   Accounts Receivable, net of allowance of $10,000                     290,777
   Film Costs, net of amortization of $167,769,996                      805,521
   Prepaid Expenses                                                      41,191
   Fixed Assets                                                          20,973
   Other Assets                                                           2,500
                                                                   ------------
TOTAL ASSETS                                                       $  3,647,541
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                $    322,862
   Accrued Expenses                                                      15,000
   Deferred Revenue                                                      94,455
                                                                   ------------
     TOTAL LIABILITIES                                                  432,317

COMMITMENTS AND CONTINGENCIES                                                 0

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 5,652,422 shares issued and outstanding                51,040
   Additional Paid-In Capital                                        21,085,278
   Deficit                                                          (17,921,094)
                                                                   ------------
     TOTAL SHAREHOLDERS' EQUITY                                       3,215,224
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  3,647,541
                                                                   ============



The accompanying notes are an integral part of this statement.

                                 KINGS ROAD ENTERTAINMENT, INC.
                             STATEMENTS OF OPERATIONS - (UNAUDITED)


                                                       FOR THE THREE MONTHS
                                                          ENDED JULY 31,
                                                      1997             1996
                                                   -----------      -----------
REVENUES
     Feature Films                                 $   357,915      $   567,815
     Interest Income                                    60,306           65,119
     Other Income                                            0                0
                                                   -----------      -----------
                                                       418,221          632,934

COSTS AND EXPENSES
     Costs Related to Revenue                           36,507          373,945
     Selling Expenses                                    4,002           11,120
     General & Administrative Expenses                 263,269          245,872
                                                   -----------      -----------
                                                       303,778          630,937
                                                   -----------      -----------
     INCOME BEFORE INCOME TAXES                        114,443            1,997

Provision for Income Taxes                                  97            2,166
                                                   -----------      -----------
     NET INCOME/(LOSS)                             $   114,346      $      (169)
                                                   ===========      ===========

     Net Income Per Share                          $      0.02      $      0.00
                                                   ===========      ===========

     Weighted Average Number of Common
     Share and Common Share Equivalents              5,652,422        5,120,047
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)





                               Common          Common        Additional                          Total
                                Stock          Stock          Paid-In                         Shareholders'
                               Shares          Amount          Capital         Deficit           Equity
                            ------------    ------------    ------------     ------------     ------------
Balance,
  April 30, 1996               5,120,047    $     45,716    $ 24,902,177     ($18,624,407)    $  6,323,486
  Net Income                          --              --              --          588,967          588,967
                            ------------    ------------    ------------     ------------     ------------

Balance,
  April 30, 1997               5,120,047          45,716      24,902,177      (18,035,440)       6,912,453
  Exercise of
    Stock Options                532,375           5,324         139,797               --          145,121
  Distribution to
    Shareholders                      --              --      (3,956,696)              --       (3,956,696)
  Net Income                          --              --              --          114,346          114,346
                            ------------    ------------    ------------     ------------     ------------

Balance,
  July 31, 1997                5,652,422    $     51,040    $ 21,085,278     ($17,921,094)    $  3,215,224
                            ============    ============    ============     ============     ============



The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                         FOR THE THREE MONTHS
                                                            ENDED JULY 31,
                                                          1997          1996
                                                      -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                                $   114,346     $    (169)
     Adjustments to reconcile Net Income/(Loss) to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                    38,806       414,957
     Change in Assets and Liabilities:
          Decrease in Accounts Receivable                  23,072       368,262
          Increase in Prepaid Expenses                    (27,896)       (7,539)
          Decrease in Other Assets                              0         3,000
          Increase in Accounts Payable                      7,141        40,064
          Decrease in Accrued Expenses                          0       (82,974)
          Decrease in Income Taxes Payable                 (3,482)      (47,941)
          Increase/(Decrease) in Deferred Revenue           6,655      (145,620)
                                                      -----------     ---------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                     158,642       542,040

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale/(Purchase) of Marketable Securities           3,833,845      (543,388)
     Disposal of Fixed Assets                                 114             0
     Gross Additions to Film Cost                         (75,837)      (90,740)
                                                      -----------     ---------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY/(USED IN) INVESTING ACTIVITIES         3,758,122      (634,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                            145,121             0
     Distribution to Shareholders                      (3,956,696)            0
                                                      -----------     ---------
     NET CASH AND CASH EQUIVALENTS USED IN
     FINANCING ACTIVITIES                              (3,811,575)            0
                                                      -----------     ---------
NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS                                          105,189       (92,088)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                 248,204       405,539
                                                      -----------     ---------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                             $   353,393     $ 313,451
                                                      ===========     =========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 1997, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1997 and the results of operations and cash flows for the three month periods ended July 31, 1997 and 1996 have been included.

The results of operations for the three month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

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

NOTE B - MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet. Marketable securities have been classified as available for sale and are stated at market value. It is currently the Company's policy to purchase only U.S. Government securities with maturities less than one year.

NOTE C - FILM COSTS

Film Costs consist of:

                                                                July 31, 1997
                                                                -------------
             Released Films, less amortization                     $683,589
             Films in Production                                          0
             Films in Development                                   121,932
                                                                   --------
                                                                   $805,521
                                                                   ========

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FILM COSTS (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 34, interest costs are capitalized to feature film productions until the date of completion. No interest expense was capitalized to Film Costs during the three months periods ended July 31, 1997 and 1996, respectively.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At July 31, 1997, options to purchase up to 103,125 shares were outstanding under the 1987 Plan at an exercise price of $.56 per share. Of the outstanding options under the 1987 Plan, 83,125 are held by the Chief Executive Officer and 20,000 by another officer of the Company. Of the outstanding options, 20,000 expire in November 1999 and 83,125 expire in October 2001.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                                Quarter Ending
                                                                July 31, 1997
                                                                -------------
             Computed Expected Tax at Statutory Rate               $38,878
             State and Local Income Taxes                                0
             Foreign Taxes                                              97
             Valuation Allowance                                   (38,878)
                                                                   -------
                                                                   $    97
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

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 NOTE F - INCOME TAXES (CONTINUED)

                                                             July 31, 1997
                                                             -------------
             Deferred Revenue                                $    35,000
             Film Cost Amortization                             (140,000)
             Net Operating Loss Carryforwards                  6,428,000
             Investment Tax Credit Carryforwards               2,166,000
             Foreign Tax Credit Carryforwards                    400,000
                                                             -----------
                                                               8,889,000
             Valuation Allowance                              (8,889,000)
                                                             -----------
                                                             $         0
                                                             ===========


A valuation allowance of $8,889,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         During the quarter ended July 31, 1997, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party which would provide a new source of financing for the Company. From January through May 1997, the Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

         On June 23, 1997, the Company signed a non-binding letter of intent with a privately held corporation ("Acquiror") pursuant to which, subject to certain conditions, Acquiror would acquire control of the Company. Presently, Acquiror holds a controlling interest in a publicly held information technology company. The term of the non-binding letter of intent expired August 20, 1997; however, as of September 5, 1997, the Company and Acquiror are continuing negotiations.

         As of September 5, 1997, Acquiror and the Company contemplate entering into a transaction involving the distribution to the Company's shareholders of all of the Company's cash and marketable securities and the subsequent acquisition of control of the Company by Acquiror through the purchase of newly-issued shares of common stock. For the purposes of such stock purchase, the non-distributed assets of the Company, subject to completion of financial and other due diligence, were tentatively valued by the parties, as of September 5, 1997, in an amount between $2.5 million and $3.2 million. The final structure, terms (including purchase price) and conditions of such transaction have not yet been determined nor has the

Acquiror completed its evaluation of the Company's assets, however, and no assurances can be made that the transaction, if completed, will be substantially the same as the transaction described or that the valuation will not be significantly different from the range set forth above.

         The non-binding letter of intent provided that such transaction is conditioned upon, among other things, the completion of due diligence to the satisfaction of both parties, the completion of a definitive agreement that is satisfactory to both parties, the receipt of all necessary consents and approvals and the absence of any material adverse change in the business or prospects of the Company. As a result, there can be no assurance that Acquiror and the Company will consummate the contemplated transaction. In the event that Acquiror does acquire control of the Company, there can be no assurance that the Company will adhere to its current strategy and a change in the Company's business strategy could have a material adverse impact upon the Company's results of operations and financial position. If the Company does not complete the contemplated transaction, the Company will have to choose among its other options as noted above.

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

RESULTS OF OPERATIONS

         For the three months ended July 31, 1997, the Company reported net income of approximately $114,000 on total revenues of approximately $418,000 compared to a net loss of approximately $200 on total revenues of approximately $633,000 for the same period last year. Feature film revenue decreased by approximately 37% to approximately $358,000 for the quarter ended July 31, 1997 from approximately $568,000 for the same period last year. During the quarter ending July 31, 1997, the Company did not produce or release any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years.

         Costs relating to revenue were approximately $37,000 during the three months ended July 31, 1997 versus approximately $374,000 during the three months ended July 31, 1996. These costs relate to amortization of production costs of films for which revenue was recognized during the period. Selling expenses decreased to approximately $4,000 during the quarter ended July 31, 1997 versus approximately $11,000 for the same period last year. General and administrative expenses increased by approximately $17,000 to approximately $263,000 during the quarter ended July 31, 1997 from approximately $246,000 during the same period last year. This increase results primarily from increased legal expenditures in connection with certain ongoing litigation to which the Company is a party.

LIQUIDITY AND CAPITAL RESOURCES

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during the quarter ended July 31, 1997 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

         For the three months ended July 31, 1997, the Company's net cash flow provided by operating activities decreased to approximately $159,000 as compared to approximately $542,000 during the three months ended July 31, 1996. Net cash flow provided by investing activities was approximately $3,758,000, primarily the sale of marketable securities. The Company used net cash flow of approximately $3,812,000 in financing activities, primarily a return of capital to shareholders. As of July 31, 1997, the Company had cash and cash equivalents of approximately $353,000 and marketable securities of approximately $2,133,000 as compared to cash and cash equivalents of approximately $313,000 and marketable securities of approximately $4,991,000 as of July 31, 1996.

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



Dated: September 5, 1997           KINGS ROAD ENTERTAINMENT, INC.



                                    /s/ Christopher M. Trunkey
                                    -------------------------------
                                    Christopher M. Trunkey
                                    Vice President, Chief Financial and
                                    Administrative Officer and Secretary
                                    (Principal Financial and Accounting Officer)