Form 10KSB/A
period 1997-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1997-11-25
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                              YES [X]   NO [ ]

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

Transitional Small Business Disclosure Format:  YES [ ]    NO  [X]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information, as of July 15, 1997, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                     Number of                Percent of
Name and Address of Beneficial Owner                   Shares                   Class
------------------------------------                   ------                   -----
Estate of Stephen Friedman (1)                    3,239,871 (2)(3)              57.3%
c/o William Immerman, Executor
1999 Avenue of the Stars, Suite 1250
Los Angeles, CA  90067

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

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of July 15, 1997, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Name and Address of Directors or                           Number of                Percent of
    Number of Persons in Group                              Shares                   Class
    --------------------------                             ---------                ----------
Susan Aguado                                             1,619,936 (1)                28.7%
235 Cleveland Drive
Croton, NY 10520

Kenneth Aguado                                             831,843 (2)                14.7%
4309 Wilkinson Avenue
Studio City, CA  91604

Martin Davidson                                                  0                    00.0%
1505 Viewsite Terrace
Los Angeles, CA  90069

All Executive Officers and                               2,485,179                    44.0%
Directors as a Group (4 persons)

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

        In addition, as discussed above, the Company has entered into a non-binding letter of intent with Acquiror pursuant to which Acquiror may acquire control of the Company. (See "Item 6. - Management's Discussion and Analysis of Financial Position and Results of Operation").

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

Date:  November 24, 1997                    KINGS ROAD ENTERTAINMENT, INC.




                                            By:   /s/ Kenneth I. Aguado
                                                  ---------------------------
                                                  Kenneth I. Aguado
                                                  Chief Executive Officer