Form 10QSB
period 1997-10-31
KINGS ROAD ENTERTAINMENT INC
filed 1997-12-15
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 1997     Commission File No. 0-14234



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

                                 YES [X]  NO  [ ]


As of December 15, 1997, the registrant had 5,652,422 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]    NO   [X]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                KINGS ROAD ENTERTAINMENT, INC.
                                 BALANCE SHEET - (UNAUDITED)


                                                                            AS OF
                                                                         OCT. 31, 1997
                                                                         ------------
          ASSETS
             Cash and Cash Equivalents                                  $     25,834
             Marketable Securities, at market value                        2,356,117
             Accounts Receivable, net of allowance of $10,000                345,335
             Film Costs, net of amortization of $167,769,996                 561,431
             Prepaid Expenses                                                 47,388
             Fixed Assets                                                     15,820
             Other Assets                                                      2,500
                                                                        ------------
          TOTAL ASSETS                                                  $  3,354,425
                                                                        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

          LIABILITIES
             Accounts Payable                                           $    222,090
             Accrued Expenses                                                 15,000
             Deferred Revenue                                                 75,700
                                                                        ------------
               TOTAL LIABILITIES                                             312,790

          COMMITMENTS AND CONTINGENCIES                                            0

          SHAREHOLDERS' EQUITY
             Common Stock, $.01 par value, 12,000,000 shares
                authorized, 5,652,422 shares issued and outstanding           51,040
             Additional Paid-In Capital                                   21,085,278
             Deficit                                                     (18,094,683)
                                                                        ------------
               TOTAL SHAREHOLDERS' EQUITY                                  3,041,635
                                                                        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  3,354,425
                                                                        ============

The accompanying notes are an integral part of this statement.

     KINGS ROAD ENTERTAINMENT, INC. STATEMENTS OF OPERATIONS - (UNAUDITED)

                                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                      ENDED OCTOBER 31,                 ENDED OCTOBER 31,
                                                   1997              1996             1997              1996
                                               -----------       -----------      -----------       -----------
REVENUES:
   Feature Films                               $   313,147       $   711,304      $   671,062       $ 1,279,119
   Interest Income                                  34,214            69,893           94,520           135,012
   Other Income                                          0             1,349                0             1,349
                                               -----------       -----------      -----------       -----------
                                                   347,361           782,546          765,582         1,415,480

COSTS AND EXPENSES:
   Costs Related to Revenue                        265,990           369,468          302,497           743,413
   Selling Expenses                                 18,533            26,562           22,535            37,682
   General & Admin. Exp                            235,702           211,339          498,971           457,211
   Interest                                              0                 0                0                 0
                                               -----------       -----------      -----------       -----------
                                                   520,225           607,369          824,003         1,238,306

   (LOSS)/INCOME BEFORE
   INCOME TAXES                                   (172,864)          175,177          (58,421)          177,174

Provision for Income Taxes                             725             1,480              822             3,646
                                               -----------       -----------      -----------       -----------
   NET (LOSS)/INCOME                           ($  173,589)      $   173,697      ($   59,243)      $   173,528
                                               ===========       ===========      ===========       ===========


Net Earnings Per Share                         ($     0.03)      $      0.03      ($     0.01)      $      0.03
                                               ===========       ===========      ===========       ===========

Weighted Average Number
of Common Shares                                 5,652,422         5,120,047        5,519,328         5,120,047
                                               ===========       ===========      ===========       ===========

The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY - (UNAUDITED)

                              Common         Common       Additional                        Total
                              Stock           Stock        Paid-In                      Shareholders'
                              Shares          Amount       Capital        Deficit          Equity
                           ----------        -------     -----------   ------------       ----------
Balance,
  April 30, 1996            5,120,047        $45,716     $24,902,177   ($18,624,407)      $6,323,486
  Net Income                    -----          -----           -----         588,967         588,967
                           ----------        -------     -----------   ------------       ----------
Balance,
  April 30, 1997            5,120,047         45,716      24,902,177    (18,035,440)       6,912,453
  Exercise of
    Stock Options             532,375          5,324         139,797           -----         145,121
  Distribution to
    Shareholders                -----          -----      (3,956,696)          -----      (3,956,696)
  Net Loss                      -----          -----           -----        (59,243)         (59,243)
                           ----------        -------     -----------   ------------       ----------
Balance,
  October 31, 1997          5,652,422        $51,040     $21,085,278   ($18,094,683)      $3,041,635
                           ==========        =======     ===========    ===========       ==========

The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                     STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED OCT. 31,
                                                                            1997              1996
                                                                        ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                                  ($   59,243)        $   173,528
     Adjustments to reconcile Net (Loss)/Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                     305,704             785,588
     Change in Assets and Liabilities:
          (Increase)/Decrease in Accounts Receivable                        (31,486)             37,088
          Increase in Prepaid Expenses                                      (34,093)            (14,028)
          Decrease in Other Assets                                                0               3,000
          (Decrease)/Increase in Accounts Payable                           (93,631)             19,238
          Decrease in Accrued Expenses                                            0             (83,582)
          Decrease in Income Taxes Payable                                   (3,482)            (47,941)
          Decrease in Deferred Revenue                                      (12,100)           (194,320)
                                                                        ----------          -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                                        71,669             678,571

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale/(Purchase) of Marketable Securities                             3,610,914            (743,690)
     Disposal/(Purchase) of Fixed Assets                                      4,359              (1,795)
     Gross Additions to Film Cost                                           (97,737)           (125,285)
                                                                        ----------          -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY/(USED IN) INVESTING ACTIVITIES                           3,517,536            (870,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                              145,121                   0
     Distribution to Shareholders                                        (3,956,696)                  0
                                                                        ----------          -----------
     NET CASH AND CASH EQUIVALENTS USED IN
     FINANCING ACTIVITIES                                                (3,811,575)                  0
                                                                        ----------          -----------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                           (222,370)           (192,199)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                   248,204             405,539
                                                                        ----------          -----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                                               $    25,834         $   213,340
                                                                        ===========         ===========

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1997 and the results of operations and cash flows for the three and six month periods ended October 31, 1997 and 1996 have been included.

The results of operations for the three and six month periods ended October 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

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

NOTE C - FILM COSTS

Film Costs consist of:

                                                                      Oct. 31, 1997
                                                                      -------------
           Released Films, less amortization                             $433,192
           Films in Production                                                  0
           Films in Development                                           128,239
                                                                         --------
                                                                         $561,431
                                                                         ========

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At October 31, 1997, options to purchase up to 83,125 shares were outstanding under the 1987 Plan. The exercise price of such options was reduced to $.00 per share based upon the impact of the Company's extraordinary cash distribution in June 1997 of $.70 per share. All of the outstanding options under the 1987 Plan are held by the Chief Executive Officer and expire in October 2001.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                                                     Quarter Ending
                                                                     Oct. 31, 1997
                                                                     -------------
           Computed Expected Tax at Statutory Rate                       ($58,774)
           State and Local Income Taxes                                         0
           Foreign Taxes                                                      725
           Valuation Allowance                                             58,774
                                                                          -------
                                                                             $725
                                                                          =======

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

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                      Oct. 31, 1997
                                                                      -------------
           Deferred Revenue                                              $35,000
           Film Cost Amortization                                       (140,000)
           Net Operating Loss Carryforwards                            6,428,000
           Investment Tax Credit Carryforwards                         2,166,000
           Foreign Tax Credit Carryforwards                              400,000
           Valuation Allowance                                        (8,889,000)
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

        During the quarter ended October 31, 1997, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock ("Common Stock") to an outside party which would provide a new source of financing for the Company.

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

        On June 23, 1997, the Company signed a non-binding letter of intent with the Morgan Kent Group, Inc. ("Morgan Kent") pursuant to which, subject to certain conditions, Morgan Kent would acquire control of the Company. Presently, Morgan Kent holds a controlling interest in a publicly held information technology company. During the week of December 15, 1997, the Company and Morgan Kent expect to execute the Stock Purchase Agreement, dated as of December 11, 1997 ("Purchase Agreement"), and an amendment thereto, dated as of December 11, 1997 ("Amendment"). This Report on Form 10-QSB will be amended as soon as practicable to reflect the terms of the Purchase Agreement and Amendment, and a copy of each of such documents will be filed as an exhibit to Amendment No. 1 to this Report on Form 10-QSB.

RESULTS OF OPERATIONS

        For the three months ended October 31, 1997, the Company reported a net loss of approximately $174,000 on total revenues of approximately $347,000 compared to net income of approximately $174,000 on total revenues of approximately $783,000 for the same period last year. Feature film revenue decreased by approximately 56% to approximately $313,000 for the quarter ended October 31, 1997 from approximately $711,000 for the same period last year. During the quarter ending October 31, 1997, the Company did not produce or release any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years.

        Costs relating to revenue were approximately $266,000 during the three months ended October 31, 1997 versus approximately $369,000 during the three months ended October 31, 1996. These costs relate to amortization of production costs of films for which revenue was recognized during the period. Selling expenses decreased to approximately $19,000 during the quarter ended October 31, 1997 versus approximately $27,000 for the same period last year. General and administrative expenses increased by approximately $25,000 to approximately $236,000 during the quarter ended October 31, 1997 from approximately $211,000 during the same period last year. This increase resulted primarily from increased legal expenditures in connection with certain ongoing litigation to which the Company is a party.

LIQUIDITY AND CAPITAL RESOURCES

        The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. The Company's principal source of working capital during the quarter ended October 31, 1997 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations. The consummation of the Purchase Agreement is expected to allow the Company to make a significant distribution to its shareholders without decreasing the capital of the Company.

        For the six months ended October 31, 1997, the Company's net cash flow provided by operating activities decreased to approximately $72,000 compared to approximately $679,000 during the six months ended October 31, 1996. Net cash flow provided by investing activities was approximately $3,516,000, primarily attributable to the sale of marketable securities. The Company used net cash flow of approximately $3,812,000 in financing activities, consisting of primarily a return of capital to shareholders. As of October 31, 1997, the Company had cash and cash equivalents of approximately $26,000 and marketable securities of approximately $2,356,000 as compared to cash and cash equivalents of approximately $213,000 and marketable securities of approximately $5,191,000 as of October 31, 1996.

FUTURE COMMITMENTS

        The Company has no material commitments for capital expenditures. The Company will evaluate the adequacy of and need for capital resources once a final strategic plan has been developed. (SEE "RECENT DEVELOPMENTS").

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains various forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors which could affect forward-looking statements include, among other things, the Company's ability to consummate the Purchase Agreement, to identify and successfully complete film projects and to attract and retain qualified personnel.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

        3.1  Restated Certificate of Incorporation of Registrant, as amended.(1)

        3.2  Bylaws of Registrant. (1)

        27   Financial Data Schedule. (2)
        ---------------
(1) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.
(2) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(B)     FORMS 8-K

          None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 15, 1997                    KINGS ROAD ENTERTAINMENT, INC.



                                            /s/Kenneth Aguado
                                            -----------------------------------
                                            Kenneth Aguado
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer