Form 10QSB
period 1998-01-31
KINGS ROAD ENTERTAINMENT INC
filed 1998-03-17
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 1998      Commission File No. 0-14234



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


                                 (310) 552-0057
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X              No
                                  -----                -----

As of March 12, 1997, the registrant had 5,735,547 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  Yes             No    X
                                                    -----           -----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT


                         KINGS ROAD ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                     AS OF
                                                               JANUARY 31, 1998
                                                               ---------------
ASSETS
  Cash and Cash Equivalents                                    $       285,443
  Marketable Securities, at market value                             2,486,765
  Accounts Receivable, net of allowance of $10,000                     344,573
  Film Costs, net of amortization of $167,769,996                      380,273
  Prepaid Expenses                                                      69,818
  Fixed Assets                                                          13,904
  Other Assets                                                           2,500
                                                               ---------------

TOTAL ASSETS                                                   $     3,583,276
                                                               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                             $       254,411
  Accrued Expenses                                                      15,000
  Deferred Revenue                                                      78,818
                                                               ---------------

      Total Liabilities                                                348,229

COMMITMENTS AND CONTINGENCIES                                                0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value, 12,000,000 shares
     authorized, 5,652,422 shares issued and outstanding                51,040
  Additional Paid-In Capital                                        21,085,278
  Deficit                                                          (17,901,271)
                                                               ---------------

      TOTAL SHAREHOLDERS' EQUITY                                     3,235,047
                                                               ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     3,583,276
                                                               ===============



         The accompanying notes are an integral part of this statement.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 For the Three Months                 For the Nine Months
                                                   Ended January 31,                   Ended January 31,
                                            -----------------------------        -----------------------------
                                               1998              1997               1998               1997
                                            -----------       -----------        -----------       -----------
REVENUES
  Feature Films                             $   668,513       $   181,588        $ 1,339,575       $ 1,460,707
  Interest Income                                32,557            80,276            127,077           215,288
  Other Income                                        0               730                  0             2,079
                                            -----------       -----------        -----------       -----------

                                                701,070           262,594          1,466,652         1,678,074

COSTS AND EXPENSES
  Costs Related to Revenue                      186,161           103,898            488,658           847,311
  Selling Expenses                               34,725            22,862             57,260            60,544
  General and Administrative Expenses           282,320           139,238            781,291           596,449
                                            -----------       -----------        -----------       -----------

                                                503,206           265,998          1,327,209         1,504,304

INCOME/(LOSS) BEFORE INCOME
TAXES                                           197,864            (3,404)           139,443           173,770

Provision for Income Taxes                        4,452            (9,092)             5,274            (5,446)
                                            -----------       -----------        -----------       -----------

NET INCOME                                  $   193,412       $     5,688        $   134,169       $   179,216
                                            ===========       ===========        ===========       ===========



Net Earnings Per Share                      $      0.03       $      0.00        $      0.02       $      0.03
                                            ===========       ===========        ===========       ===========



Weighted Average Number of Common
Shares                                        5,652,422         5,120,047          5,593,269         5,120,047
                                            ===========       ===========        ===========       ===========



         The accompanying notes are an integral part of this statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)





                              Common             Common            Additional                                Total
                              Stock              Stock             Paid-In                               Shareholders'
                              Shares             Amount            Capital             Deficit               Equity
                           ------------       ------------       ------------        ------------        ------------
Balance
   April 30, 1996             5,120,047       $     45,716       $ 24,902,177        $(18,624,407)       $  6,323,486
   Net Income                      --                 --                 --               588,967             588,967
                           ------------       ------------       ------------        ------------        ------------

Balance
   April 30, 1997             5,120,047             45,716         24,902,177         (18,035,440)          6,912,453
   Exercise of Stock
      Options                   532,375              5,324            139,797                --               145,121
   Distribution to
      Shareholders                 --                 --           (3,956,696)               --            (3,956,696)
   Net Income                      --                 --                 --               134,169             134,169
                           ------------       ------------       ------------        ------------        ------------

Balance
   January 31, 1998           5,652,422       $     51,040       $ 21,085,278        $(17,901,271)       $  3,235,047
                           ============       ============       ============        ============        ============



         The accompanying notes are an integral part of this statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       For the Nine Months
                                                                                         Ended January 31,
                                                                                 ------------------------------
                                                                                    1998                1997
                                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                     $   134,169        $   179,216
  Adjustments to reconcile Net Income to
  Net Cash Provided by Operating Activities
      Depreciation and Amortization                                                  494,933            851,089
  Change in Assets and Liabilities
      (Increase)/Decrease in Accounts Receivable                                     (30,724)           206,962
      Increase in Prepaid Expenses                                                   (56,523)           (15,342)
      Decrease in Other Assets                                                             0              3,000
      Decrease in Accounts Payable                                                   (61,310)            (1,171)
      Decrease in Accrued Expenses                                                         0            (86,582)
      Decrease in Income Taxes Payable                                                (3,482)           (47,941)
      Decrease in Deferred Revenue                                                    (8,982)          (208,200)
                                                                                 -----------        -----------

  NET CASH AND CASH EQUIVALENTS PROVIDED BY                                          468,081            881,031
  OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale/(Purchase) of Marketable Securities                                         3,480,266           (763,065)
  Disposal/(Purchase) of Fixed Assets                                                  3,207             (7,082)
  Gross Additions to Film Cost                                                      (102,740)          (126,758)
                                                                                 -----------        -----------

  NET CASH AND CASH EQUIVALENTS PROVIDED BY/(USED IN) INVESTING ACTIVITIES         3,380,733           (896,905)

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of Stock Options                                                          145,121                  0
  Distribution to Shareholders                                                    (3,956,696)                 0
                                                                                 -----------        -----------

  NET CASH AND CASH EQUIVALENTS USED IN
  FINANCING ACTIVITIES                                                            (3,811,575)                 0
                                                                                 -----------        -----------

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                           37,239            (15,874)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     248,204            405,539
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   285,443        $   389,665
                                                                                 ===========        ===========



         The accompanying notes are an integral part of this statements.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1998 and the results of operations and cash flows for the three- and nine-month periods ended January 31, 1998 have been included.

The results of operations for the three- and nine-month periods ended January 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

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

NOTE C - FILM COSTS

Film Costs consist of:

                                           January 31,
                                             1998
                                        ---------------
Released Films, less amortization       $       305,692
Films in Production                                   0
Films in Development                             74,581
                                        ---------------
                                        $       380,273
                                        ===============

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company's 1987 Non-Qualified Stock Option Plan ("1987 Plan") provides for the grant of options to purchase up to 850,000 shares. At January 31, 1998, options to purchase up to 83,125 shares were outstanding under the 1987 Plan and were held by the Company's Chief Executive Officer. The exercise price of such options was reduced to $.00 per share based upon the impact of the Company's extraordinary cash distribution in June 1997 of $.70 per share. On February 2, 1998, the Company's Chief Executive Officer exercised such options.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory tax rate of 34% is as follows:

                                              Quarter Ending
                                             January 31, 1998
                                              ---------------
Computed Expected Tax at Statutory Rate       $        67,274
State and Local Income Taxes                            4,220
Foreign Taxes                                             232
Valuation Allowance                                   (67,274)
                                              ---------------
                                              $         4,452
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

Deferred tax assets and liabilities result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                           January 31,
                                              1998
                                          ------------
Deferred Revenued                         $     35,000
Film Cost Amortization                        (140,000)
Net Operating Loss Carryforwards             6,428,000
Investment Tax Credit Carryforwards          2,166,000
Foreign Tax Credit Carryforwards               400,000
Valuation Allowance                         (8,889,000)
                                          ------------
                                          $          0
                                          ============

A valuation allowance of $8,889,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     During the quarter ended January 31, 1998, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock ("Common Stock") to an outside party which would provide a new source of financing for the Company.

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

     The Company and the Morgan Kent Group, Inc. ("Morgan Kent") executed a Stock Purchase Agreement, dated as of December 11, 1997 (the "Purchase Agreement"), and a side letter relating thereto, dated as of December 11, 1997 (the "Side Letter").

Presently, Morgan Kent holds a controlling interest in a publicly-held information technology company. Pursuant to the Purchase Agreement, the Company will issue a number of shares of the Company's common stock which will provide Morgan Kent with approximately 53% of the outstanding common stock on the date of issuance in return for a purchase price of $2,967,738. In accordance with the Side Letter, the Company will use its best efforts to obtain the consent of holders of a majority of the outstanding shares of common stock to effect a one-for-three reverse stock split prior to the consummation of the Purchase Agreement.

     Prior to the consummation of the Purchase Agreement, the Company will make a cash distribution ("Cash Distribution") to shareholders equal to $2,492,922 (the amount of cash and marketable securities of the Company as of August 31, 1997) plus the value of certain receivables estimated to be approximately $231,000 minus the aggregate amount of the Company's costs incurred in the preparation of the proxy statement and solicitation relating to the Purchase Agreement and the company's legal fees and other expenses incurred in the negotiation and consummation of the Purchase Agreement. The cash distribution is expected to be approximately $.42 per share (prior to the effectuation of the reverse stock split, if at all, discussed above).

     Until the one year anniversary of the Purchase Agreement, the Company will indemnify Morgan Kent and its affiliates for losses exceeding $75,000, which result from an uncured breach by the Company of any Company representation, warranty, covenant or agreement set forth in the Purchase Agreement or from any Company stockholder action relating to the purchase of stock by Morgan Kent, by issuing to Morgan Kent a number of additional shares of Common Stock equal to the amount of losses in excess of $75,000 divided by $.4656 (to be adjusted to $1.164 upon the effectuation of the reverse stock split, if at all, discussed above).

     In the event that the Purchase Agreement is terminated by Morgan Kent based upon the Company's uncured breach of representations, warranties, covenants or agreements set forth in the Purchase Agreement resulting in losses to Morgan Kent in excess of $75,000, the Company will pay to Morgan Kent $75,000 plus fees and expenses incurred in collecting such money (the "Breakup Fee"). In the event that the Purchase Agreement is terminated by the Company based upon Morgan Kent's uncured breach of representations, warranties, covenants or agreements set forth in the Purchase Agreement, Morgan Kent will pay the Company the Breakup Fee.

     According to information provided by Morgan Kent to the Company, Morgan Kent's purchase of the shares of Common Stock pursuant to the Purchase Agreement is part of its overall business strategy to acquire assets of or majority or controlling interests in the equity of existing businesses in diverse industries whose financial performance could be improved with Morgan Kent's management guidance. Morgan Kent's investment in the Company represents Morgan Kent's interest in targeting certain segments of the media industry which, Morgan Kent believes, show potential for growth.

     Following the consummation of the Purchase Agreement, the Company intends to exploit the "Kings Road" name and to enhance the Company's position as a niche producer of low-cost films. In making its investment, Morgan Kent has indicated its support of, and has infused funds which it believes will assist the Company in pursuing, such business plan.

RESULTS OF OPERATIONS

     For the three months ended January 31, 1998, the Company reported net income of approximately $193,000 on total revenues of approximately $701,000 compared to net income of approximately $6,000 on total revenues of approximately $263,000 for the same period last year. Feature film revenue increased by approximately 267% to approximately $669,000 for the quarter ended January 31, 1998 from approximately $182,000 for the same period last year primarily due to increased foreign distribution revenue. During the quarter ending January 31, 1998, the Company did not produce or release any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. The remaining revenue were primarily interest income.

     Costs relating to revenue were approximately $186,000 during the three months ended January 31, 1998 versus approximately $104,000 during the three months ended January 31, 1997. These costs relate to amortization of production costs of films for which revenue was recognized during the period. As a percentage of revenue, cost relating to revenue declined to 26.5% from 39.5% in the prior period due to the fact that many of the Company's films have little or no unamortized costs. Selling expenses increased to approximately $35,000 during the quarter ended January 31, 1998 versus approximately $23,000 for the same period last year. General and administrative expenses increased by approximately $143,000 to approximately $282,000 during the quarter ended January 31, 1998 from approximately $139,000 during the same period last year. This increase resulted primarily from increased legal expenditures in connection with certain ongoing litigation to which the Company is a party.

     For the nine months ended January 31, 1998, the Company reported net income of approximately $134,000 versus net income of approximately $179,000 for the same period last year. Revenues decreased 13% to approximately $1,467,000 for the nine months ended January 31, 1997 as compared to approximately $1,678,000 for the same period last year as a result of the fact that the Company did not produce or release any new films during the period and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Costs relating to revenue decreased 42% to approximately $489,000 as compared to approximately $847,000 for the same period last year, and declined as a percentage of revenue to 29% for the current period from 50% in the prior period due to the fact that many of the Company's films have little or no unamortized costs.

LIQUIDITY AND CAPITAL RESOURCES

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a small portion of a film's cost. As a result, the Company has been primarily pursuing projects that it hopes will attract third party financing. The Company's principal source of working capital during the quarter ended January 31, 1998 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations. The consummation of the Purchase Agreement is expected to allow the Company to make a significant distribution to its shareholders without decreasing the capital of the Company.

     For the nine months ended January 31, 1998, the Company's net cash flow provided by operating activities decreased to approximately $468,000 compared to approximately $881,000 during the nine months ended January 31, 1997. That cash flow, together with approximately $3,480,000 in cash from the sale of marketable securities, was used to finance the June 1997 return of capital to shareholders. As of January 31, 1998, the Company had cash and cash equivalents of approximately $285,000 and marketable securities of approximately $2,487,000 as compared to cash and cash equivalents of approximately $390,000 and marketable securities of approximately $5,210,000 as of January 31, 1997.

FUTURE COMMITMENTS

     The Company has no material commitments for capital expenditures although it expects to make a cash distribution to shareholders if the Purchase Agreement is consummated. The Company will evaluate the adequacy of and need for capital resources once a final strategic plan has been developed. (SEE "RECENT DEVELOPMENTS").

FORWARD-LOOKING STATEMENTS

     The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains various forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors which could affect forward-looking statements include, among other things, the Company's ability to identify and successfully complete film projects and to attract and retain qualified personnel.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On March 3, 1997, Jasmine Films, Inc. ("Jasmine") initiated arbitration with the American Arbitration Association of its claim that the Company breached the terms of a limited partnership agreement between the Company, as general partner, and SK Films, Inc. for the purpose of producing and distributing one motion picture. In a ruling dated December 24, 1997, an arbitrator dismissed with prejudice all of Jasmine's claims. Jasmine had sought damages in excess of $1.5 million.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits (numbered In accordance with Item 601 of Regulation S-B)

               3.1 Restated Certificate of Incorporation of Registrant, as amended(1)

               3.2    Bylaws of Registrant(1)

               27     Financial Data Schedule(2)

----------

(1) Incorporated by reference to Form 10-K for the fiscal year ended
    April 30,1988.
(2) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

        (b)    Forms 8-K

         On December 24, 1997, the Company filed a Form 8-K reporting under Item 1 thereof a change in control of the Company resulting from the execution of a Stock Purchase Agreement with the Morgan Kent Group, Inc. (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 16, 1997

                                      KINGS ROAD ENTERTAINMENT, INC.



                                      By:  /s/ Kenneth I. Aguado
                                          --------------------------------------
                                          Kenneth I. Aguado
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer