Form 10KSB
period 1998-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1998-07-30
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1998             Commission File No. 0-14234

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

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1.7 million.

As of July 20, 1998, the aggregate market value of the voting stock held by non-affiliates (based on the closing sales price as reported by NASDAQ) was approximately $1,528,000 (assuming all officers and directors are deemed affiliates for this purpose).

As of July 20, 1998 the registrant had 1,911,748 shares of its common stock outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  YES [ ] NO   [X]

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Kings Road Entertainment, Inc. ("Company" or "Registrant"), incorporated in Delaware in 1980, has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. Seventeen additional pictures have since been theatrically released in the domestic market and six pictures have been released directly to the domestic home video or pay television market.

RECENT EVENTS

        During the fiscal year ended April 30, 1998, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party which would provide a new source of financing for the Company. The implementation of any of such options could result in a material alteration in the Company's business strategy, and the following discussion of the Company's business in prior years under the captions "Development," "Financing," "Production" and "Distribution" should be read in conjunction with the discussion of the Company's strategic plans. (SEE "ITEM 6.
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS").

DEVELOPMENT

        The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company has been developing between approximately five and fifteen motion picture scripts or ideas for possible future production. During fiscal years 1998 and 1997, the Company spent approximately $96,000 and $132,000, respectively, on development activities. Subject to its overall strategic direction, the Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $100,000 and $250,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

FINANCING

        The Company's strategy has been to fully finance its pictures by obtaining advances and guarantees from the licensing of distribution rights in its pictures and other investments from third parties. Once fully financed, the Company would primarily earn fees for its development and production services plus contingent compensation based on the success of a film. If necessary, the Company may finance a portion of the cost of a film using internally generated capital or debt financing.

PRODUCTION

        Once fully financed, the Company attempts to produce its pictures at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining only a small permanent staff and by renting production facilities and engaging production staff only as required. The Company generally produces pictures that have a cost of production between $1,000,000 and $10,000,000 and which it believes cannot significantly exceed their budgeted cost. Although the Company's past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

        As of April 30, 1998, the Company has produced (or co-produced) twenty-five pictures, eighteen of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:


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
       All of Me                       Steve Martin, Lily Tomlin          September 1984

       Creator                         Peter O'Toole, Mariel Hemingway    September 1985

       Enemy Mine                      Dennis Quaid, Louis Gossett, Jr.   December 1985

       The Best of Times               Robin Williams, Kurt Russell       January 1986

       Touch & Go                      Michael Keaton, Maria Conchita     August 1986
                                       Alonso

       Morgan Stewart's Coming Home    Jon Cryer, Lynn Redgrave           February 1987

       The Big Easy                    Dennis Quaid, Ellen Barkin         August 1987

       In the Mood                     Patrick Dempsey, Beverly D'Angelo  September 1987

       Rent-A-Cop                      Burt Reynolds, Liza Minelli        January 1988

       The Night Before                Keanu Reeves, Lori Louglin         March 1988

       My Best Friend is a Vampire     Robert Sean Leonard, Cheryl        May 1988
                                       Pollack

       Jacknife                        Robert DeNiro, Ed Harris           March 1989

       Time Flies When You're Alive    Paul Linke                         July 1989

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

       Kickboxer II                    Sasha Mitchell, Peter Boyle        June 1991

       Kickboxer III                   Sasha Mitchell                     June 1992

       Paydirt                         Jeff Daniels, Catherine O'Hara     August 1992

       Knights                         Kris Kristofferson, Kathy Long     November 1993

       Brainsmasher                    Andrew Dice Clay, Teri Hatcher     November 1993

       Kickboxer IV                    Sasha Mitchell                     July 1994

       The Stranger                    Kathy Long                         March 1995

       The Redemption                  Mark Dacascos                      August 1995

       The Haunted Heart               Diane Ladd, Olympia Dukakis        January 1996

DISTRIBUTION

        Theatrical - The Company, when practical, has licensed its pictures to distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company's motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. In certain cases distributors have advanced the costs of advertising and publicizing the motion pictures and the manufacture of prints, however, in most cases the Company has been required to fund or arrange funding for these costs itself. The Company's most recent pictures, however, were not theatrically released and were initially released on either home video or pay television.

        Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including HBO Video, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors in turn sell videocassettes to video retailers that rent or sell videocassettes to consumers.

        Pay and Free Television - Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies such as ITC Entertainment and Worldvision Enterprises who in turn sell packages of films to television stations and basic cable services.

        Other Rights - Network television, non-theatrical, music publishing, soundtrack album, novelization, and other miscellaneous rights in the Company's pictures have been, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

        International Markets - The Company previously generated substantial revenues from the licensing of its pictures outside of the United States. However, in 1996 the Company sold the international distribution rights to most of its films to another company. For those pictures where international distribution rights are still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain it own staff.

EMPLOYEES

        As of April 30, 1998, the Company employed three full-time employees in its Los Angeles office. During the production of a motion picture, the Company would engage between thirty and one-hundred twenty-five additional employees for that production. The compensation of these additional employees, including in some cases the right to participate in the net or gross revenues of a particular picture, is included in the capitalized cost of the related picture. The Company is subject to the terms of various industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild, among others. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

        The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its pictures for such ratings. Management's current policy is to produce motion pictures that qualify for a rating no more restrictive than "R".

ITEM 2. PROPERTIES

        The Company's principal executive offices are located at 1901 Avenue of the Stars, Suite 1545, Los Angeles, California 90067 and consist of approximately 1,500 square feet leased on a month-to-month basis. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and would rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3. LEGAL PROCEEDINGS

        On March 3, 1997, Jasmine Films, Inc. ("Jasmine") initiated arbitration with the American Arbitration Association of its claim that the Company, among other things, breached the terms of a limited partnership agreement between the Company and Jasmine (the "Jasmine Litigation"). In a ruling dated December 24, 1997, an arbitrator dismissed with prejudice all of Jasmine's claims against the Company.

        On March 19, 1997, Strother Film Partners II and Strother Investment Co. (collectively, "Strother") filed a lawsuit against the Company and the Estate of Stephen Friedman in Los Angeles Superior Court alleging, among other things, that the Company breached the terms of a March 1990 settlement agreement between Strother and the Company (the "Strother Litigation"). On April 8, 1998, the Company entered into a settlement agreement with Strother whereby Strother released all of its claims against the Company and the Estate of Stephen Friedman in exchange for the sum of $52,500.

        In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on April 16, 1998. Martin Davidson and Kenneth Aguado were each elected to the board of directors for terms expiring in 2000 and 2001, respectively. Three proposals submitted for shareholder approval along with the results of voting on each are as follows:

        1. The approval of the issuance of shares of common stock to the Morgan Kent Group, Inc., to provide such entity with approximately 53% of the outstanding shares of common stock of the Company immediately upon such stock issuance. This proposal was approved by a vote of 4,139,918 for and 28,065 against with 15,014 abstentions and 1,212,119 broker non-votes. The transaction was later abandoned.

        2. The approval of an amendment to the Company's restated certificate of incorporation to effect a reverse split of the Company's common stock on the basis of one share for each three shares then issued and outstanding. This proposal was approved by a vote of 5,341,918 for and 47,633 against with 5,565 abstentions.

        3. Ratification of the accounting firm of Stonefield Josephson, Inc.
           to serve as the Company's independent auditors for fiscal year 1998. This proposal was approved by a vote of 5,362,875 for and 27,390 against with 4,851 abstentions.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: "KREN". The following table sets forth the high and low sales prices of the Company's common stock as reported by Nasdaq through April 30, 1998 (all per share information in this report reflects a reverse 1-for-3 stock split effected by the Company on April 17, 1998):


                      FISCAL YEAR 1997                             HIGH      LOW
                      ----------------                             ----      ---
                           First Quarter                         2 1/4      1 7/8
                           Second Quarter                        2 5/32     1 1/2
                           Third Quarter                         1 31/32    1 5/16
                           Fourth Quarter                        3 9/32     1 5/16


                      FISCAL YEAR 1998                             HIGH      LOW
                      ----------------                             ----      ---
                           First Quarter                         3 21/32    1 1/8
                           Second Quarter                        1 7/8      1 1/8
                           Third Quarter                         2 1/16     1 1/2
                           Fourth Quarter                        2 7/16     1 5/16


        As of July 20, 1998, the Company had approximately 248 stockholders of record. In addition, the Company believes it has over 650 beneficial owners holding shares in street name.

        On June 9, 1997, based upon the Company's recognition that its business plan did not require its then existing cash balance, the Company made a cash distribution on June 27, 1997 of $3,956,695, or $2.10 per share of common stock, to shareholders of record on June 20, 1997. Future distributions, if any, will depend on the Company's final strategic plans. (SEE

"ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

        During the fiscal year ended April 30, 1998, the Company did not produce any new films and derived revenues almost exclusively from the exploitation of films produced in prior fiscal years. Following the death on October 4, 1996 of Mr. Stephen Friedman, then Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party which would provide a new source of financing for the Company. From January through May 1997, the Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

        On June 9, 1997, based upon the Company's recognition that its business plan did not require its then existing cash balance, the Company made a cash distribution on June 27, 1997 of $3,956,695, or $2.10 per share of common stock, to shareholders of record on June 20, 1997.

        On December 11, 1997, the Company entered into an agreement with the Morgan Kent Group, Inc. ("Morgan Kent") wherein the Company was to issue common stock to Morgan Kent sufficient to give Morgan Kent 53% of the outstanding common stock upon such issuance in exchange for $2,967,738. Prior to the stock issuance, the Company was to make a cash distribution to shareholders of approximately $1.26 per share. The agreement between the Company and Morgan Kent was terminated on June 3, 1998.

        On June 30, 1998, the Company announced that it was again seeking acquisition and merger proposals for the Company. All of the plans and strategies of the Company are subject to the outcome of any such proposals.

OVERVIEW

        In recent years the Company's business has been to produce films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets both domestically and abroad. During the fiscal year ended April 30, 1998, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on the Home Box Office pay television service in August 1995. Subject to its overall strategic direction, the Company may continue to produce these types of films but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. Subject to its overall strategic direction, the Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (SEE "ITEM 1.
- DESCRIPTION OF BUSINESS").

        The Company's revenues have been derived almost exclusively from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company has sold the international distribution rights to most of its films to another company (the "Foreign Sale") and expects a substantial decrease in international revenues due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films that become available in the various media during that fiscal year.

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

RESULTS OF OPERATIONS

        For the year ended April 30, 1998 feature film revenues were approximately $1,538,000 as compared to approximately $2,357,000 for the year ended April 30, 1997. The substantial decrease in feature film revenues of approximately 35% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements another overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $160,000 for the year ended April 30, 1998 from approximately $329,000 reflecting the decrease in marketable securities held during the year versus the same period last year.

        Costs related to revenue as a percentage of feature film revenues decreased to approximately 38% for the year ended April 30, 1998 from approximately 50% for the year ended April 30, 1997. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized such as All of Me, Kickboxer, The Big Easy, Kickboxer II and Knights which generated significant revenue during the fiscal year with little or no amortization of costs associated with those revenues. Selling expenses decreased by approximately 55% to approximately $58,000 during the year fiscal ended April 30, 1998 versus approximately $128,000 during the previous fiscal year reflecting the overall decrease in the Company's feature film revenues.

        General and administrative costs increased to approximately $1,012,000 during the year ended April 30, 1998 versus approximately $799,000 during the same period last year. Reductions in salaries and general office expenditures were offset by increases in public company expenditures and a substantial increase of approximately $314,000 in legal expenditures resulting from the Jasmine Litigation, the Strother Litigation and the Morgan Kent transaction. (SEE "ITEM 3. - LEGAL PROCEEDINGS" AND "RECENT DEVELOPMENTS").

        Net income decreased to approximately $39,000 for the year ended April 30, 1998 versus approximately $589,000 for the year ended April 30, 1997 reflecting lower feature film revenues and interest income plus substantially higher legal expenditures. During the years ended April 30, 1998 and April 30, 1997, the Company had no significant provision for income taxes due to the utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 1998 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

        The Company's net cash provided by operating activities decreased to approximately $373,000 as compared to approximately $1,740,000 during the year ended April 30, 1997. The Company used its operating cash flow plus cash flow generated by the sale of marketable securities to make a cash distribution to its shareholders of approximately $3,957,000 on June 27, 1997. As of April 30, 1998, the Company had cash, cash equivalents and marketable securities of approximately $2,659,000 as compared to approximately $6,215,000 as of April 30, 1997.

FUTURE COMMITMENTS

        The Company has no material commitments for capital expenditures. The Company will evaluate the adequacy of and need for capital resources once a final strategic plan has been developed. (SEE "RECENT DEVELOPMENTS").

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects which are successful in the market, to arrange financing, distribution and promotion for those projects on favorable terms in various markets, and to attract and retain qualified personnel. In addition, the Company is currently seeking merger and acquisition proposals for the Company and its plans, strategies and future results are subject to the outcome of any such proposals.

ITEM 7. FINANCIAL STATEMENTS

        The Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information with respect to the directors and executive officers of the Company. Directors are elected at the annual meeting of stockholders to serve for staggered terms of three years each and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors (the "Board") of the Company. The Board has an audit committee consisting of Mr. Davidson and Mrs. Aguado. Except as indicated below, there are no other family relationships between any of the directors or executive officers.


                                                                                    EXPIRATION
                 NAME                 AGE               POSITION                      OF TERM
                 ----                 ---               --------                    ----------
          Kenneth Aguado              40     Chairman and Chief Executive Officer        2001

          Christopher Trunkey         32     Senior Vice President, Chief                ------
                                             Financial and Administrative
                                             Officer and Secretary

          Martin Davidson             58     Director                                    2000

          Susan Aguado                65     Director                                    1999


EXECUTIVE OFFICERS AND DIRECTORS

        KENNETH AGUADO has been a director of the Company since February 1989. Mr. Aguado became Chief Executive Officer in October 1996 following the death of Stephen Friedman. In July 1994, Mr. Aguado rejoined the Company as Vice President of Creative Affairs, a position he held from 1981 until 1990. Between 1990 and 1994, Mr. Aguado headed production for Miller-Boyett Motion Pictures at Warner Brothers and was Vice-President of Production for Badham/Cohen Group at Universal Pictures. Mr. Aguado attended Tulane University, where he graduated with a degree in Psychology. Mr. Aguado is the son of Susan Aguado.

        CHRISTOPHER TRUNKEY, Senior Vice President, Chief Financial and Administrative Officer and Secretary joined the Company in May 1994. Between September 1997 and May 1998, Mr. Trunkey served as a consultant to the Company while also serving as Senior Vice President of Overseas Filmgroup. Before joining the Company, Mr. Trunkey was Controller for Ulysse Entertainment from October 1993 to May 1994. Prior to Ulysse Entertainment, Mr. Trunkey was Director of Financial Planning at Reeves Entertainment from May 1990 through September 1993 and Staff Accountant for Telautograph Corporation from August 1988 through May 1990. Mr. Trunkey is a graduate of Drake University with a degree in Finance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company does not know of any person or beneficial owner that did not timely file the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 1998 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.


                                                                  LONG TERM
                                                                COMPENSATION
                                        ANNUAL COMPENSATION     -------------
                                      ------------------------  STOCK OPTIONS     ALL OTHER
       NAME AND POSITION      YEAR    SALARY ($)     BONUS ($)     (SHARES)      COMPENSATION
       -----------------      ----    ----------    ----------  -------------    ------------
    Kenneth Aguado (1)
       Chairman and Chief     1998     $115,269        $10,000    27,708 (2)      $64,314 (3)
       Executive Officer      1997       89,577          3,596         0 (2)          619 (4)

    Stephen Friedman (1)
       Chairman and Chief     1997       115,385             0         0                0
       Executive Officer      1996       237,500             0         0                0


---------------

        (1) Mr. Aguado became the Company's Chief Executive Officer on October 7, 1996 following the death of Mr. Friedman on October 4, 1996.

        (2) The exercise price of options to purchase 27,708 shares granted to Mr. Aguado on October 14, 1996 was adjusted from $1.68 per share to $.00 as a result of the cash distribution to shareholders of $2.10 per share on June 27, 1997.

        (3) Includes $58,808 representing the difference between the exercise price and the market price on the date of exercise of stock options exercised by Mr. Aguado and $5,506 representing contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

        (4) Represents contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

        Shown below is information with respect to the exercise by the Named Officers of options during the fiscal year ended April 30, 1998.


                                                 SHARES
                                                 ACQUIRED              VALUE
                          NAME                  ON EXERCISE         REALIZED (1)
                          ----                  -----------         ------------
                 Stephen Friedman (2)              161,833            $273,094

                 Kenneth Aguado                     33,333              58,808


---------------

        (1) Based upon the difference between the exercise price and the market price on the date of exercise.

        (2) The stock options granted to Mr. Friedman were exercised by the Estate of Stephen Friedman.

        No options were granted during the fiscal year ended April 30, 1998 and no options were outstanding as of April 30, 1998. An option to purchase up to 66,667 shares of common stock at an exercise price of $1 7/32 was granted to Mr. Aguado on July 15, 1998.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information, as of July 20, 1998, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:


                                                       NUMBER OF              PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES                 CLASS
        ------------------------------------           ---------              ----------
      Estate of Stephen Friedman (1)                 1,060,956 (2)              55.5%
      c/o William Immerman, Executor
      1999 Avenue of the Stars, Suite 1250
      Los Angeles, CA  90067


---------------

        (1) Susan Aguado, Joan Aguado Shapiro and Kenneth Aguado are 50%, 25% and 25% beneficiaries, respectively, of the Friedman Estate's shares except as noted in footnote (2).

        (2) Includes 33,333 shares owned by the Stephen J. Friedman Films, Inc. Employee Pension Plan of which Mr. Immerman is the trustee and Susan Aguado is the sole beneficiary.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of July 20, 1998, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:


          NAME AND ADDRESS OF DIRECTORS OR             NUMBER OF              PERCENT OF
             NUMBER OF PERSONS IN GROUP                  SHARES                 CLASS
          --------------------------------             ---------              ----------
      Susan Aguado                                     547,145 (1)               28.6%
      235 Cleveland Drive
      Croton, NY 10520

       NAME AND ADDRESS OF DIRECTORS OR               NUMBER OF         PERCENT OF
         NUMBER OF PERSONS IN GROUP                     SHARES            CLASS
       --------------------------------               ---------         ----------
      Kenneth Aguado                                  291,905 (2)         15.3%
      4309 Wilkinson Avenue
      Studio City, CA  91604

      Martin Davidson                                       0             00.0%
      1505 Viewsite Terrace
      Los Angeles, CA  90069

      All Executive Officers and
      Directors as a Group (4 persons)                848,516             44.4%


---------------

        (1) Includes 513,812 shares representing 50% of the 1,027,623 shares owned by the Friedman Estate of which Mrs. Aguado is a 50% beneficiary and 33,333 shares owned by the Stephen J. Friedman Films, Inc. Employee Pension Plan of which Mrs. Aguado is the sole beneficiary. See "Principal Stockholders".

        (2) Includes 256,906 shares representing 25% of the 1,027,623 shares owned by the Friedman Estate of which Mr. Aguado is a 25% beneficiary. See "Principal Stockholders".

        The Friedman Estate is currently the controlling shareholder of the Company. The distribution of its common stock to its beneficiaries, which is expected shortly, will increase the record common stock ownership of Susan Aguado, Joan Aguado Shapiro, and Kenneth Aguado by 547,145, 256,906 and 256,906 shares, respectively, although these shares are already included as beneficially owned in the table above. (SEE "PRINCIPAL STOCKHOLDERS").

        Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        In May 1997, the Company entered into an Assignment and Mutual Release Agreement with S.J.F. Productions Ltd. ("SJF Ltd.") and Stephen J. Friedman Films, Inc. ("SJF Inc.") (SJF Ltd. And SJF Inc. collectively, "SJF") with respect to SJF's rights to a motion picture entitled "Lovin' Molly" ("Film"). SJF Inc. is the general partner of SJF Ltd. The Friedman Estate is the sole shareholder of SJF Inc. and is a limited partner of SJF Ltd. The film was encumbered by the claim of Leucadia National Corp. ("LNC") to be paid at least $600,000 by SJF solely from the Film's revenues pursuant to a loan agreement between SJF and LNC's predecessor-in-interest ("Agreement"), and by SJF's claim of copyright ownership in the film. The Company acquired LNC's rights to the Film, including LNC's rights under the Agreement, in exchange for $75,000 and subsequently acquired SJF's rights to the Film in exchange for releasing SJF of its obligations under the Agreement.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

        3.1     Restated Certificate of Incorporation of Registrant. (1)

        3.2     Bylaws of Registrant. (2)

        10.1    1998 Stock Option Plan. (1)

        10.2    Grant of Nonqualified Stock Option to Kenneth Aguado. (1)

        27      Financial Data Schedule. (1)

        ---------------

        (1) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

        (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

(b)  FORMS 8-K

        On December 24, 1997, the Company filed a Form 8-K reporting under Item 1 thereof a change in control resulting from the execution of a Stock Purchase Agreement with the Morgan Kent Group, Inc. that was subsequently terminated on June 3, 1998.

(c)  SEE (a) ABOVE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 1998                        KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/Christopher M. Trunkey
                                               -------------------------------
                                                  Christopher M. Trunkey,
                                                  Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                           DATE
        ---------                           -----                           ----
/s/Kenneth Aguado                  Chairman of the Board of            July 20, 1998
-------------------------------    Directors and Chief Executive
KENNETH AGUADO                     Officer (Principal Executive
                                   Officer)


/s/Martin Davidson                 Director                            July 20, 1998
-------------------------------
MARTIN DAVIDSON



/s/Susan Aguado                    Director                            July 20, 1998
-------------------------------
SUSAN AGUADO



/s/Christopher M. Trunkey          Vice President, Chief Financial     July 20, 1998
-------------------------------    and Administrative Officer and
CHRISTOPHER M. TRUNKEY             Secretary (Principal Financial
                                   and Accounting Officer)

                         KINGS ROAD ENTERTAINMENT, INC.

                              FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED APRIL 30, 1998



          Report of Independent Auditors                                         F-2

          Balance Sheet as of April 30, 1998                                     F-3

          Statements of Income for the Years
          Ended April 30, 1998 and 1997                                          F-4

          Statements of Shareholders' Equity
          for the Years Ended April 30, 1998 and 1997                            F-5

          Statements of Cash Flows for the Years
          Ended April 30, 1998 and 1997                                          F-6

          Notes to Financial Statements                                          F-7

                           STONEFIELD JOSEPHSON, INC.



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California:

We have audited the accompanying balance sheet of Kings Road Entertainment, Inc. (the "Company") as of April 30, 1998, and the related statements of income, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 1998, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.



/s/Stonefield Josephson, Inc.
-------------------------------
STONEFIELD JOSEPHSON, INC.,
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
July 15, 1998

                         KINGS ROAD ENTERTAINMENT, INC.
                                  BALANCE SHEET


                                                                      AS OF
                                                                  APRIL 30, 1998
                                                                  --------------
ASSETS
   Cash and Cash Equivalents                                       $  2,658,500
   Accounts Receivable, net of allowance of $10,000                     373,463
   Film Costs, net of amortization of $168,244,816                      300,673
   Prepaid Expenses                                                      47,841
   Fixed Assets                                                          14,485
   Other Assets                                                           2,500
                                                                   ------------
TOTAL ASSETS                                                       $  3,397,462
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                $    233,167
   Accrued Expenses                                                      15,000
   Deferred Revenue                                                       9,600
                                                                   ------------
     TOTAL LIABILITIES                                                  257,767

COMMITMENTS AND CONTINGENCIES                                                 0

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 1,911,748 shares issued and outstanding                51,040
   Additional Paid-In Capital                                        21,085,278
   Deficit                                                          (17,996,623)
                                                                   ------------
     TOTAL SHAREHOLDERS' EQUITY                                       3,139,695
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  3,397,462
                                                                   ============


The accompanying notes are an integral part of this balance sheet.

                         KINGS ROAD ENTERTAINMENT, INC.
                              STATEMENTS OF INCOME


                                                         FOR THE YEAR ENDED APRIL 30
                                                       --------------------------------
                                                          1998                 1997
                                                       -----------          -----------
REVENUES
     Feature Films                                     $ 1,538,292          $ 2,356,940
     Interest Income                                       159,802              328,705
     Other Income                                                0                2,079
                                                       -----------          -----------
                                                         1,698,094            2,687,724

COSTS AND EXPENSES
     Costs Related to Revenue                              584,333            1,171,843
     Selling Expenses                                       57,645              128,118
     General & Administrative Expenses                   1,011,895              799,087
                                                       -----------          -----------
                                                         1,653,873            2,099,048
                                                       -----------          -----------
     INCOME BEFORE INCOME TAXES                             44,221              588,676

Provision for Income Taxes                                   5,404                 (291)
                                                       -----------          -----------
     NET INCOME                                        $    38,817          $   588,967
                                                       ===========          ===========

     Net Income Per Share - Basic                      $      0.02          $      0.35
                                                       ===========          ===========

     Weighted Average Number of Common
     Shares - Basic                                      1,873,954            1,706,581
                                                       ===========          ===========

     Net Income Per Share - Diluted                    $      0.02          $      0.32
                                                       ===========          ===========

     Weighted Average Number of Common Shares
     and Common Share Equivalents - Diluted              1,873,954            1,820,078
                                                       ===========          ===========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                            Common                Common             Additional               Retained                Total
                            Stock                 Stock                Paid-In                Earnings/            Shareholders'
                            Shares                Amount               Capital                (Deficit)               Equity
                         ------------          ------------          ------------           ------------           ------------
Balance,
     April 30, 1996         1,706,581          $     45,716          $ 24,902,177           ($18,624,407)          $  6,323,486
     Net Income                    --                    --                    --                588,967                588,967
                         ------------          ------------          ------------           ------------           ------------
Balance,
     April 30, 1997         1,706,581                45,716            24,902,177            (18,035,440)             6,912,453
     Exercise of
        Stock Options         205,167                 5,324               139,797                     --                145,121
     Distribution to
        Shareholders               --                    --            (3,956,696)                    --             (3,956,696)
     Net Income                    --                    --                    --                 38,817                 38,817
                         ------------          ------------          ------------           ------------           ------------
Balance,
     April 30, 1998         1,911,748          $     51,040          $ 21,085,278           ($17,996,623)          $  3,139,695
                         ============          ============          ============           ============           ============


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEAR ENDED APRIL 30
                                                              ---------------------------------
                                                                  1998                 1997
                                                              -----------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $    38,817           $   588,967
    Adjustments to reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                           592,751             1,178,032
     Change in Assets and Liabilities:
          (Increase)/Decrease in Accounts Receivable              (59,614)              294,270
          Increase in Prepaid Expenses                            (34,546)               (9,584)
          Decrease in Other Assets                                      0                 3,000
          (Decrease)/Increase in Accounts Payable                 (82,554)               13,544
          Decrease in Accrued Expenses                                  0               (76,582)
          Decrease in Income Taxes Payable                         (3,482)              (44,459)
          Decrease in Deferred Revenue                            (78,200)             (207,214)
                                                              -----------           -----------
      NET CASH AND CASH EQUIVALENTS
     PROVIDED BY OPERATING ACTIVITIES                             373,172             1,739,974

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale/(Purchase) of Marketable Securities                   5,967,031            (1,519,648)
     Disposal/(Purchase) of Fixed Assets                              484               (17,880)
     Gross Additions to Film Cost                                (118,816)             (359,781)
                                                              -----------           -----------
      NET CASH AND CASH EQUIVALENTS
     PROVIDED BY/(USED IN) INVESTING ACTIVITIES                 5,848,699            (1,897,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                    145,121                     0
     Distribution to Shareholders                              (3,956,696)                    0
                                                              -----------           -----------
      NET CASH AND CASH EQUIVALENTS
     USED IN FINANCING ACTIVITIES                              (3,811,575)                    0
                                                              -----------           -----------
 NET INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS                                            2,410,296              (157,335)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                 248,204               405,539
                                                              -----------           -----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 2,658,500           $   248,204
                                                              ===========           ===========

Cash paid for:
     Interest                                                           0                     0
     Taxes                                                          5,404                70,158


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Recognition of Revenues - The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 53. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:


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


During 1998, the Company earned revenue from three significant customers of approximately $740,000 (44%) of revenues. During 1997, the Company earned revenue from two significant customers of approximately $1,008,000 (37%) of revenues, of which approximately $158,000 is included in accounts receivable as of April 30,1998.

Revenues from foreign sources were approximately $956,000 and $1,471,000 in 1998 and 1997, respectively.

Film Costs - Film costs, including related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization - Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the terms of the applicable lease, whichever is less.

Earnings Per Share - The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which became effective for financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, prior year earnings per share amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in Accounting Principles Board No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of income.

Common Stock - In April 1998, the Company effected a 1-for-3 reverse stock split for shareholders of record on April 17, 1998. All share and per share data in the financial statements reflect the reverse stock split for all periods presented.

Concentration of Credit Risk - The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 1998, approximately 49% of the Company's accounts receivable were from foreign distributors.

Cash Concentration - The Company maintains its cash balances at financial institutions that are federally insured, however, at times the Company's balances may exceed federally insured limits.

NOTE B - FILM COSTS

Film costs consist of:


                                                                  As Of
                                                              April 30, 1998
                                                              --------------
           Released Films, less amortization                     $ 210,017
           Films in Production                                           0
           Films in Development                                     90,656
                                                                 ---------
                                                                 $ 300,673
                                                                 =========


Based on the Company's estimates of revenue as of April 30, 1998, 100% of unamortized film costs applicable to released films will be amortized during the three years ended April 30, 2001. No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 1998 and 1997, as no new motion pictures were produced.

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE C - FIXED ASSETS

Fixed assets consist of:


                                                                  As Of
                                                              April 30, 1998
                                                              --------------
           Office Equipment                                        $201,588
           Furniture & Fixtures                                      31,480
           Accumulated Depreciation                                (218,583)
                                                                   --------
                                                                   $ 14,485
                                                                   ========


NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,500 square feet of office space on a month-to-month basis. Rent expense was $28,838 and $30,579 in 1998 and 1997, respectively.

The Company operates in one business segment, consisting primarily of production and distribution of feature length motion pictures.

NOTE E - STOCK OPTIONS AND WARRANTS

As of April 30, 1998, the Company did not have any outstanding stock options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Proforma information regarding net income and earnings per share under the fair value method for the year ended April 30, 1997 has not been presented as the amounts are immaterial.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                                   1998                1997
                                                 ---------           ---------
Computed Expected Tax at Statutory Rate          $  15,035           $ 154,228
State and Local Taxes                                4,220               8,276
Foreign Taxes                                        1,184               6,173
Valuation Allowance                                (15,035)           (168,968)
                                                 ---------           ---------
                                                 $   5,404           ($    291)
                                                 =========           =========

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $16,626,000 (expiring between 2001 and 2007) to offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                As Of
                                            April 30, 1998
                                            --------------
Deferred Revenue                             $     4,000
Film Cost Amortization                            18,000
Net Operating Loss Carryforwards               6,650,000
Investment Tax Credit Carryforwards            2,166,000
Foreign Tax Credit Carryforwards                 400,000
                                             -----------
                                               9,238,000
Valuation Allowance                           (9,238,000)
                                             -----------
                                             $         0
                                             ===========


A valuation allowance of $9,238,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

NOTE G - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE H - INVESTMENT IN LIMITED PARTNERSHIP

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner and owns 50% of the Partnership.

Revenue generated by the Picture, after deduction of distribution expenses, is disbursed equally to the Company and the Limited Partner. For financial reporting purposes, the Company's contributions to the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership is recognized when received and the Company's contributions to the Picture are amortized according to the individual film forecast method described in Note A.