Form 10QSB
period 1998-07-31
KINGS ROAD ENTERTAINMENT INC
filed 1998-09-14
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 1998         Commission File No. 0-14234

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

                                 YES [X] NO [ ]

As of September 11, 1998 the registrant had 1,911,748 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  YES [ ]  NO   [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         KINGS ROAD ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                  AS OF
                                                                              JULY 31, 1998
                                                                              -------------
     ASSETS
        Cash and Cash Equivalents                                              $   191,888
        Marketable Securities, at market value                                   2,420,547
        Accounts Receivable, net of allowance of $10,000                           456,900
        Film Costs, net of amortization of $168,252,173                            295,666
        Prepaid Expenses                                                            41,947
        Fixed Assets                                                                15,643
        Other Assets                                                                 2,500
                                                                               -----------
     TOTAL ASSETS                                                              $ 3,425,091
                                                                               ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
        Accounts Payable                                                       $   203,643
        Accrued Expenses                                                            33,160
        Deferred Revenue                                                             8,400
                                                                               -----------
          TOTAL LIABILITIES                                                        245,203

     COMMITMENTS AND CONTINGENCIES                                                       0

     SHAREHOLDERS' EQUITY
        Common Stock, $.01 par value, 12,000,000 shares
           authorized, 1,911,748 shares issued and outstanding                      51,040
        Additional Paid-In Capital                                              21,085,278
        Deficit                                                                (17,956,430)
                                                                               ------------
          TOTAL SHAREHOLDERS' EQUITY                                             3,179,888
                                                                               -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 3,425,091
                                                                               ===========

       The accompanying notes are an integral part of this balance sheet.

                         KINGS ROAD ENTERTAINMENT, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                           ENDED JULY 31,
                                                   -----------------------------
                                                       1998               1997
                                                   -----------       -----------
REVENUES
     Feature Films                                 $   149,917       $   357,915
     Interest Income                                    32,247            60,306
                                                   -----------       -----------
                                                       182,164           418,221

COSTS AND EXPENSES
     Costs Related to Revenue                            7,357            36,507
     Selling Expenses                                    8,465             4,002
     General & Administrative Expenses                 145,263           263,269
                                                   -----------       -----------
                                                       161,085           303,778
                                                   -----------       -----------
     INCOME BEFORE INCOME TAXES                         21,079           114,443

Provision for Income Taxes                             (19,114)               97
                                                   -----------       -----------
     NET INCOME                                    $    40,193       $   114,346
                                                   ===========       ===========

     Net Income Per Share - Basic                  $      0.02       $      0.06
                                                   ===========       ===========

     Weighted Average Number of Common
     Shares - Basic                                  1,911,748         1,824,988
                                                   ===========       ===========

     Net Income Per Share - Diluted                $      0.02       $      0.06
                                                   ===========       ===========

     Weighted Average Number of Common Shares
     and Common Share Equivalents - Diluted          1,935,446         1,831,240
                                                   ===========       ===========

        The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                              Common           Common           Additional          Retained            Total
                              Stock            Stock             Paid-In            Earnings/        Shareholders'
                              Shares           Amount            Capital            (Deficit)           Equity
                           ------------      ------------      ------------       ------------       ------------
Balance,
     April 30, 1997           1,706,581      $     45,716      $ 24,902,177       ($18,035,440)      $  6,912,453
     Exercise of
        Stock Options           205,167             5,324           139,797                 --            145,121
     Distribution to
        Shareholders                 --                --        (3,956,696)                --         (3,956,696)
     Net Income                      --                --                --             38,817             38,817
                           ------------      ------------      ------------       ------------       ------------
Balance,
     April 30, 1998           1,911,748            51,040        21,085,278        (17,996,623)         3,139,695
     Net Income                      --                --                --             40,193             40,193
                           ------------      ------------      ------------       ------------       ------------
Balance,
     July 31, 1998            1,911,748      $     51,040      $ 21,085,278       ($17,956,430)      $  3,179,888
                           ============      ============      ============       ============       ============

        The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              FOR THE THREE MONTHS
                                                                  ENDED JULY 31,
                                                          -----------------------------
                                                             1998               1997
                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $    40,193       $   114,346
     Adjustments to reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                         9,420            38,806
     Change in Assets and Liabilities:
          (Increase)/Decrease in Accounts Receivable          (83,437)           23,072
          Decrease/(Increase) in Prepaid Expenses               5,894           (27,896)
          (Decrease)/Increase in Accounts Payable             (29,524)            7,141
          Increase in Accrued Expenses                         18,160                 0
          Decrease in Income Taxes Payable                          0            (3,482)
          (Decrease)/Increase in Deferred Revenue              (1,200)            6,655
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY OPERATING ACTIVITIES                         (40,494)          158,642

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase)/Sale of Marketable Securities              (2,420,547)        3,833,845
     (Purchase)/Disposal of Fixed Assets                       (3,222)              114
     Gross Additions to Film Cost                              (2,349)          (75,837)
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                      (2,426,118)        3,758,122

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                      0           145,121
     Distribution to Shareholders                                   0        (3,956,696)
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN FINANCING ACTIVITIES                                   0        (3,811,575)
                                                          -----------       -----------
NET (DECREASE)/INCREASE IN CASH
AND CASH EQUIVALENTS                                       (2,466,612)          105,189

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                         2,658,500           248,204
                                                          -----------       -----------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                             $   191,888       $   353,393
                                                          ===========       ===========

        The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 1998, included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1998 and the results of operation and cash flows for the three months ended July 31, 1998 and 1997 have been included.

The results of operations for the three month period ended July 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which became effective for financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, prior year earnings per share ("EPS") amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating EPS previously set forth in Accounting Principles Board No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statements of income.

In April 1998, the Company effected a 1-for-3 reverse stock split for shareholders of record on April 17, 1998. All share and per share data in the financial statements reflect the reverse stock split for all periods presented.

NOTE B - MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet. Marketable securities have been classified as available for sale and are stated at market value. It is currently the Company's policy to purchase only U.S. Government securities with maturities less than one year.

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE C - FILM COSTS

Film costs consist of:

                                                                   As Of
                                                               July 31, 1998
                                                               -------------
           Released Films, less amortization                     $202,660
           Films in Production                                          0
           Films in Development                                    93,006
                                                                 --------
                                                                 $295,666
                                                                 ========

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS

During the quarter ended July 31, 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") which provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. The 1998 Plan replaced the Company's 1987 Non-qualified Stock Option Plan that had expired. Options to purchase up to 66,667 shares were granted during the quarter ended July 31, 1998 to the Company's Chief Executive Officer at an exercise price of $1.22 per share that expire on June 3, 2003. Options to purchase up to 34,000 shares were granted during the quarter ended July 31, 1998 to the Company's Chief Financial Officer at an exercise price of $1.22 per share that expire on May 11, 2003. No other options were outstanding at July 31, 1998.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share under the fair value accounting method for the quarters ended July 31, 1998 and 1997 has not been presented as the amounts are immaterial.

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                      Quarter Ending    Quarter Ending
                                                      July 31, 1998      July 31, 1997
                                                      --------------    --------------
          Computed  Expected  Tax  at  Statutory         $7,167           $38,878
            Rate
          State and Local Taxes                               0                 0
          Benefit of Prior Years Amended Returns        (19,286)                0
          Foreign Taxes                                     172                97
          Valuation Allowance                            (7,167)          (38,878)
                                                        -------           -------
                                                       ($19,114)          $    97
                                                        =======           =======

The Company filed amended federal and state tax returns for the fiscal years ended April 30, 1997 and 1996 that resulted in a reduction in income tax expense of $19,286 recorded during the quarter ended July 31, 1998.

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

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                      As Of
                                                                  July 31, 1998
                                                                  -------------
               Deferred Revenue                                     $    4,000
               Film Cost Amortization                                   18,000
               Net Operating Loss Carryforwards                      6,650,000
               Investment Tax Credit Carryforwards                   2,166,000
               Foreign Tax Credit Carryforwards                        400,000
                                                                    ----------
                                                                     9,238,000
               Valuation Allowance                                  (9,238,000)
                                                                    ----------
                                                                    $        0
                                                                    ==========

A valuation allowance of $9,238,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

        Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company has explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party which would provide a new source of financing for the Company. From January through May 1997, the Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

        On December 11, 1997, the Company entered into an agreement with the Morgan Kent Group, Inc. ("Morgan Kent") pursuant to which the Company was to issue a number of shares of the Company's common stock to Morgan Kent sufficient to give Morgan Kent approximately 53% of the outstanding shares of common stock on the date of such issuance in exchange for a purchase price of $2,967,738. Contingent upon consummation of the transaction with Morgan Kent, the Company planned to make a cash distribution to shareholders (not including Morgan Kent) of approximately $1.26 per share. The agreement between the Company and Morgan Kent was terminated on June 3, 1998 and the planned cash distribution was canceled.

        On June 30, 1998, the Company announced that it was again seeking acquisition and merger proposals for the Company. All of the plans and strategies of the Company are subject to the outcome of any such proposals.

RESULTS OF OPERATIONS

        For the quarter ended July 31, 1998 feature film revenues were approximately $150,000 as compared to approximately $358,000 for the quarter ended July 31, 1997. The substantial decrease in feature film revenues of approximately 58% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $32,000 for the quarter ended July 31, 1998 from approximately $60,000 during the same quarter last year, reflecting the decrease in marketable securities held during the quarter ended July 31, 1998 versus the same period last year.

        Costs related to revenue as a percentage of feature film revenues decreased to approximately 5% for the quarter ended July 31, 1998 from approximately 10% for the quarter ended July 31, 1997. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized. Kickboxer II and Creator, for example, generated significant revenues during the quarter with little or no amortization of costs associated with those revenues. Selling expenses increased to approximately $8,000 during the quarter ended July 31, 1998 versus approximately $4,000 during the same quarter last year.

        General and administrative costs decreased by approximately 45% to approximately $145,000 during the quarter ended July 31, 1998 versus approximately $263,000 during the same period last year. This decrease results primarily from a substantial decrease of approximately $103,000 in legal expenditures due to the prior resolution in December 1997 and April 1998 of certain litigation involving the Company.

        Net income decreased to approximately $40,000 for the quarter ended July 31, 1998 versus approximately $114,000 for the quarter ended July 31, 1997 reflecting lower feature film revenues and interest income. During the quarters ended July 31, 1998 and 1997, the Company had no significant provision for income taxes due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company may obtain advances or guarantees from its distributors but these advances and guarantees generally may defray only a portion of a film's cost. The Company's principal source of working capital during the quarter ended July 31, 1998 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

        For the quarter ended July 31, 1998, the Company's net cash flow used in its operating activities was approximately $40,000, a decrease of approximately $199,000 as compared to approximately $159,000 of net cash flow provided by operating activities during the quarter ended July 31, 1997. During the quarter ended July 31, 1997, the Company used cash flow, primarily generated by the sale of marketable securities, to make a cash distribution to shareholders of approximately $3,957,000 on June 27, 1997. As of July 31, 1998, the Company had cash, cash equivalents and marketable securities of approximately $2,612,000 as compared to approximately $2,487,000 as of July 31, 1997.

FUTURE COMMITMENTS

        The Company has no material commitments for capital expenditures. The Company will evaluate the adequacy of and need for capital resources once a final strategic plan has been developed. (SEE "RECENT DEVELOPMENTS").

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel. In addition, the Company is currently seeking merger and acquisition proposals for the Company and its plans, strategies and future results are subject to the outcome of any such proposals.

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

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)
     --------

        3.1  Restated Certificate of Incorporation of Registrant. (1)

        3.2  Bylaws of Registrant. (2)

        10.1 1998 Stock Option Plan. (1)

        10.2 Grant of Nonqualified Stock Option dated as of July 15, 1998 by the
             Registrant to Kenneth Aguado. (1)

        10.3 Grant of Nonqualified Stock Option dated as of July 15, 1998 by the
             Registrant to Christopher Trunkey. (3)

        10.4 Employment Agreement effective as of May 11, 1998 between the
             Registrant and Christopher Trunkey. (3)

        27   Financial Data Schedule. (3)

        ---------------
        (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
        (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.
        (3) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b)  FORMS 8-K

        None.

(c)  SEE (a) ABOVE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  September 11, 1998                   KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/ Christopher M. Trunkey
                                                --------------------------
                                                  Christopher M. Trunkey,
                                                  Chief Financial Officer