Form 10QSB
period 1998-10-31
KINGS ROAD ENTERTAINMENT INC
filed 1998-12-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 1998      Commission File No. 0-14234



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

                             YES X             NO ___


As of December 11, 1998 the registrant had 3,389,315 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES ___    NO   X_

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                         KINGS ROAD ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                           AS OF
                                                       OCT. 31, 1998
                                                   --------------------
ASSETS
   Cash and Cash Equivalents                                 $2,456,168
   Accounts Receivable, net of allowance of $10,000             396,959
   Film Costs, net of amortization of $168,253,673              312,397
   Prepaid Expenses                                              57,399
   Fixed Assets                                                  14,927
   Other Assets                                                   2,500
                                                    -------------------
TOTAL ASSETS                                                 $3,240,350
                                                            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                            $127,209
   Accrued Expenses                                               8,160
   Deferred Revenue                                               8,400
                                                    -------------------
     TOTAL LIABILITIES                                          143,769

COMMITMENTS AND CONTINGENCIES                                         0

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000
   shares authorized, 1,911,748 shares issued
    and outstanding at Oct. 31, 1998                             51,040
   Additional Paid-In Capital                                21,085,278
   Deficit                                                  (18,039,737)
                                                    -------------------
     TOTAL SHAREHOLDERS' EQUITY                               3,096,581
                                                    -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $3,240,350
                                                    ===================


The accompanying notes are an integral part of this balance sheet.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS                     SIX MONTHS
                                                         ENDED OCTOBER 31,                 ENDED OCTOBER 31,
                                                       1998            1997            1998              1997
                                                    -----------     ----------       ----------     ------------
REVENUES
     Feature Films                                    $72,247        $313,147          $222,164        $671,062
     Interest Income                                   34,452          34,214            66,699          94,520
                                                    ---------       ----------       ----------       ----------
                                                      106,699         347,361           288,863         765,582

COSTS AND EXPENSES
     Costs Related to Revenue                           1,500         265,990             8,857         302,497
     Selling Expenses                                  21,008          18,533            29,473          22,535
     General & Administrative Expenses                167,324         235,702           312,587         498,971
                                                    ---------       ----------       -----------      ----------
                                                      189,832         520,225           350,917         824,003
                                                    ---------       ----------       -----------      ----------
     LOSS BEFORE INCOME TAXES                         (83,133)      (172,864)           (62,054)        (58,421)

Provision for Income Taxes                                174             725           (18,940)            822
                                                    ---------       ----------       -----------      ----------
     NET LOSS                                        ($83,307)     ($173,589)          ($43,114)       ($59,243)
                                                    =========       =========         =========       =========


     Net Loss Per Share - Basic                        ($0.04)        ($0.09)            ($0.02)         ($0.03)
                                                    =========       =========         =========       =========


     Weighted Average Number of
     Common Shares - Basic                          1,911,748       1,884,141         1,911,748       1,839,776
                                                    =========       =========         =========       =========


     Net Loss Per Share - Diluted                      ($0.04)        ($0.09)            ($0.02)         ($0.03)
                                                    =========       =========         =========       =========

     Weighted Average Number of
     Common Shares and Common
     Share Equivalents - Diluted                    1,916,715       1,914,071         1,939,733       1,886,718
                                                    =========       =========         =========       =========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                 Common             Common           Additional          Retained             Total
                                  Stock              Stock             Paid-In           Earnings/        Shareholders'
                                 Shares             Amount             Capital           (Deficit)            Equity
                            ------------------ ------------------ ------------------ ------------------ -------------------
Balance,
     April 30, 1997                 1,706,581            $45,716        $24,902,177      ($18,035,440)          $6,912,453
     Exercise of
        Stock Options                 205,167              5,324            139,797              -----             145,121
     Distribution to
        Shareholders                    -----              -----        (3,956,696)             -----           (3,956,696)
     Net Income                         -----              -----              -----             38,817              38,817
                            -----------------  -----------------  -----------------  -----------------   -----------------
Balance,
     April 30, 1998                 1,911,748             51,040         21,085,278       (17,996,623)           3,139,695
     Net Loss                           -----              -----              -----           (43,114)             (43,114)
                            -----------------  -----------------  -----------------  -----------------   -----------------
Balance,
     Oct. 31, 1998                  1,911,748            $51,040        $21,085,278      ($18,039,737)          $3,096,581
                                   ==========         ==========        ===========      =============          ==========


The accompanying notes are an integral part of these statements.

                         KINGS ROAD ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS
                                                                   ENDED OCT. 31,
                                                             1998                   1997
                                                    ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                 ($43,114)              ($59,243)
     Adjustments to reconcile Net Loss to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                         12,974                305,704
     Changes in Assets and Liabilities:
          Increase in Accounts Receivable                      (23,496)               (31,486)
          Increase in Prepaid Expenses                          (9,558)               (34,093)
          Decrease in Accounts Payable                        (105,958)               (93,631)
          Decrease in Accrued Expenses                          (6,840)                     0
          Decrease in Income Taxes Payable                           0                 (3,482)
          Decrease in Deferred Revenue                          (1,200)               (12,100)
                                                    ------------------    -------------------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY OPERATING ACTIVITIES                         (177,192)                71,669

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of Marketable Securities                                   0              3,610,914
     (Purchase)/Disposal of Fixed Assets                        (4,560)                 4,359
     Gross Additions to Film Costs                             (20,580)               (97,737)
                                                    ------------------    -------------------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                          (25,140)             3,517,536

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Stock Options                                       0                145,121
     Distribution to Shareholders                                    0             (3,956,696)
                                                    ------------------    -------------------
     NET CASH AND CASH EQUIVALENTS
     USED IN FINANCING ACTIVITIES                                    0             (3,811,575)
                                                    ------------------    -------------------
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                   (202,332)              (222,370)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                          2,658,500                248,204
                                                    ------------------    -------------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                               $2,456,168                $25,834
                                                    ==================    ===================


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998 and the results of operations and cash flows for the three and six month periods ended October 31, 1998 and 1997 have been included.

The results of operations for the three and six month periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1998.

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

The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which became effective for financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, prior year earnings per share ("EPS") amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating EPS previously set forth in Accounting Principles Board No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statements of operations.

In April 1998, the Company effected a 1-for-3 reverse stock split for shareholders of record on April 17, 1998. All share and per share data in the financial statements reflect the reverse stock split for all periods presented.

NOTE B - FILM COSTS

Film costs consist of:
                                                 As Of
                                             Oct. 31, 1998
                                             -------------

  Released Films, less amortization             $202,660
  Films in Production                                  0
  Films in Development                           109,737
                                                --------
                                                $312,397
                                                ========

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE D - STOCK OPTIONS

The Company's 1998 Stock Option Plan ("1998 Plan") provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. At October 31, 1998 Options to purchase up to 100,667 shares were outstanding under the 1998 Plan at an exercise price of $1.22 per share. Of the outstanding options, 66,667 were held by the Company's then Chief Executive Officer and 34,000 were held by another officer of the Company. On November 6, 1998, in connection with a November 6, 1998 Stock Acquisition Agreement ("Acquisition Agreement"), all of the outstanding options under the 1998 Plan were canceled. For such cancellation, the option holders received, in the aggregate, the sum of $113,754, representing the difference between $2.35, the per share purchase price under the Acquisition Agreement, and the exercise price of $1.22 times the number of outstanding options. (See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments")

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share under the fair value accounting method for the three and six month periods ended October 31, 1998 and 1997 has not been presented as the amounts are immaterial.

NOTE E - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                            Six Months Ended    Six Months Ended
                                             Oct. 31, 1998        Oct. 31, 1997
                                             -------------         -------------

 Computed Expected Tax at Statutory Rate          ($21,098)         ($19,863)
 Benefit of Prior Years Amended Returns            (19,286)                0
 Foreign Taxes                                         346               822
 Valuation Allowance                                21,098            19,863
                                                    ------            ------
                                                  ($18,940)             $822
                                                  ========            ======

                         KINGS ROAD ENTERTAINMENT, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE E - INCOME TAXES (CONTINUED)

The Company filed amended federal and state tax returns for the fiscal years ended April 30, 1997 and 1996 that resulted in a reduction in income tax expense of $19,286 recorded during the six month period ended October 31, 1998.

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

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                    As Of
                                                Oct. 31, 1998
                                                -------------
  Deferred Revenue                                     $4,000
  Film Cost Amortization                               18,000
  Net Operating Loss Carryforwards                  6,650,000
  Investment Tax Credit Carryforwards               2,166,000
  Foreign Tax Credit Carryforwards                    400,000
                                                    ---------
                                                    9,238,000
  Valuation Allowance                              (9,238,000)
                                                    ---------
                                                           $0
                                                    =========

A valuation allowance of $9,238,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future.

Item 2   - Management's Discussion and Analysis of Financial Condition and
           Results of Operations

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

         On November 6, 1998, pursuant to the Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), Western Union Leasing Ltd. ("Western") and RAS Securities Corp. (collectively, the "Acquirors") purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. ("MAC") has agreed that it will, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). MAC has also agreed that, in the event the Purchase Offer is not made within ninety days after November 6, 1998, it will deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB has agreed to make the $1,800,000 deposit into escrow in the event MAC does not do so.

         Effective November 9, 1998, the Company acquired 20% of the common stock of Immediate Entertainment Group, Inc. ("Immediate") from FAB, MBO and Western for a price of $2.50 per share paid by a combination of the issuance of 1,477,567 new shares of the Company's common stock and $2,510,803 in cash. The Company also entered into a non-binding letter of intent, pursuant to which Immediate will merge into a newly formed, wholly owned subsidiary of the Company in a proposed tax-free transaction. The merger is conditioned upon the negotiation and execution of definitive final agreements and the satisfaction of any legal requirements including the consent of shareholders, if required. Immediate's principal business is the production, acquisition and distribution of audio and video CD's as well as CD-ROM by engaging artists and producers to create recordings or acquiring previously completed recordings.

Results of Operations

The Three Months Ended October 31, 1998 vs. the Three Months Ended October 31, 1997

         For the quarter ended October 31, 1998 feature film revenues were approximately $72,000 as compared to approximately $313,000 for the quarter ended October 31, 1997. The substantial decrease in feature film revenues of approximately 77% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline.

         Costs related to revenue as a percentage of feature film revenues decreased to approximately 2% for the quarter ended October 31, 1998 from approximately 85% for the quarter ended October 31, 1997. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized. All of Me, Lovin' Molly and The Redemption, for example, generated significant revenues during the quarter with little or no amortization of costs associated with those revenues. Selling expenses increased to approximately $21,000 during the quarter ended October 31, 1998 versus approximately $19,000 during the same quarter last year.

         General and administrative costs decreased by approximately 29% to approximately $167,000 during the quarter ended October 31, 1998 versus approximately $236,000 during the same period last year. This decrease results primarily from a substantial decrease of approximately $109,000 in legal expenditures due to the resolution in December 1997 and April 1998 of certain litigation involving the Company partially offset by increased staff and executive salary expenses.

         The Company had a net loss of approximately $83,000 for the quarter ended October 31, 1998 versus approximately $174,000 for the quarter ended October 31, 1997 reflecting lower costs related to revenue and general and administrative costs.

The Six Months Ended October 31, 1998 vs. the Six Months Ended October 31, 1997

         For the six months ended October 31, 1998 feature film revenues were approximately $222,000 as compared to approximately $671,000 for the six months ended October 31, 1997. The substantial decrease in feature film revenues of approximately 67% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $67,000 for the six months ended October 31, 1998 from approximately $95,000 during the same six month period last year, reflecting the decrease in marketable securities held during the six month period ended October 31, 1998.

         Costs related to revenue as a percentage of feature film revenues decreased to approximately 4% for the six months ended October 31, 1998 from approximately 45% for the six months ended October 31, 1997. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized. Selling expenses increased to approximately $29,000 during the six months ended October 31, 1998 versus approximately $23,000 during the same six month period last year.

         General and administrative costs decreased by approximately 37% to approximately $313,000 during the six months ended October 31, 1998 versus approximately $499,000 during the same six month period last year. This decrease results primarily from a substantial decrease of approximately $212,000 in legal expenditures due to the resolution in December 1997 and April 1998 of certain litigation involving the Company which was partially offset by increased public company expenditures and executive salary expenses.

         The Company had a net loss of approximately $43,000 for the six months ended October 31, 1998 versus approximately $59,000 for the quarter ended October 31, 1997 reflecting lower costs related to revenue and general and administrative costs.

Liquidity and Capital Resources

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company may obtain advances or guarantees from its distributors but these advances and guarantees generally may defray only a portion of a film's cost. The Company's principal source of working capital during the six months ended October 31, 1998 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

         For the six months ended October 31, 1998, the Company's net cash flow used in its operating activities was approximately $177,000, a decrease of approximately $249,000 as compared to approximately $72,000 of net cash flow provided by operating activities during the six months ended October 31, 1997. This decrease is due primarily to the substantial decrease of approximately 67% in feature film revenues during the six month period ended October 31, 1998 as compared to the same period in 1997. During the six months ended October 31, 1997, the Company used cash flow, primarily generated by the sale of marketable securities, to make a cash distribution to shareholders of approximately $3,957,000 on June 27, 1997. As of October 31, 1998, the Company had cash, cash equivalents and marketable securities of approximately $2,456,000 as compared to approximately $2,382,000 as of October 31, 1997.

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

PART II - OTHER INFORMATION


Item 5 - Other Information

         On November 6, 1998, a change in control of the Company occurred which resulted from the purchase of 962,360 shares of Company's common stock from the Estate of Stephen Friedman and Christopher Trunkey, the Chief Financial Officer of the Company by FAB Capital Corp., MBO Music Verlag GmbH, Western Union Leasing Ltd. and RAS Securities Corp. pursuant to the Acquisition Agreement dated November 6, 1998. Under the Acquisition Agreement, the then existing members of the Company's board of directors resigned and elected in their place Phillip Cook and James Leaderer. In addition, Kenneth Aguado resigned as the Company's Chief Executive Officer and Phillip Cook was appointed President and James Leaderer was appointed Senior Vice President. The Company also reported that it had acquired 20% of the common stock of Immediate Entertainment Group, Inc. for a combination of cash and newly issued shares of the Company's common stock.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

         10(a) Stock Acquisition Agreement, dated November 6, 1998, between the Estate of Stephen Friedman, RAS Securities Corp., FAB Capital Corporation, Christopher Trunkey and the Company. (1)

         10(b) Stock Purchase Agreement, dated November 9, 1998, between Western Union Leasing Ltd., FAB Capital Corporation, MBO Music Verlag GmbH, Immediate Entertainment Group, Inc. and the Company. (1)

         27       Financial Data Schedule.
        ---------------
        (1) Incorporated by reference to the exhibit of the same number in the Schedule 13D relating to the Company's securities dated November 13, 1998 filed by FAB Capital Corp., RAS Securities Corp., MBO Music Verlag GmbH, Western Union Leasing Ltd., Christoph Martin and Michael Berresheim.

(b)  Forms 8-K

         On November 20, 1998, the Company filed a Form 8-K reporting under Item 1 thereof a change in control of the Company as described in Item 5 - Other Information above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 11, 1998                    KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/Christopher M. Trunkey
                                                --------------------------
                                                  Christopher M. Trunkey,
                                                  Chief Financial Officer