Form 10QSB
period 1999-01-31
KINGS ROAD ENTERTAINMENT INC
filed 1999-03-17
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 1999      Commission File No. 0-14234



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

                                  YES X      NO ___


As of March 15, 1999 the registrant had 3,389,315 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES ___    NO   X_

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       AS OF
                                                   JAN. 31, 1999
                                               --------------------
ASSETS
   Cash and Cash Equivalents                               $ 47,216
   Accounts and Notes Receivable,
     net of allowance of $10,000                            388,108
   Film Costs, net of amortization
     of $168,335,670                                        308,261
   Investment in Immediate
     Entertainment Group                                  5,951,851
   Prepaid Expenses                                          72,101
   Fixed Assets                                              12,874
   Other Assets                                               2,500
                                                -------------------
TOTAL ASSETS                                             $6,782,911
                                                ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                        $205,017
   Note Payable to Related Parties                          210,803
   Accrued Expenses                                          10,586
   Deferred Revenue                                           8,400
                                                -------------------
     TOTAL LIABILITIES                                      434,806

COMMITMENTS AND CONTINGENCIES                                     0

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value,
     12,000,000 shares authorized,
     3,389,315 shares issued and
     outstanding at Jan. 31, 1999                            65,815
   Additional Paid-In Capital                            24,542,788
   Deficit                                              (18,260,498)
                                                -------------------
     TOTAL SHAREHOLDERS' EQUITY                           6,348,105
                                                -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $6,782,911
                                                ===================

The accompanying notes are an integral part of this balance sheet.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS                      NINE MONTHS
                                                             ENDED JANUARY 31,                 ENDED JANUARY 31,
                                                         1999                1998            1999            1998
                                                    --------------------------------  --------------------------------
REVENUES
     Feature Films                                         $242,806        $668,513          $464,970      $1,339,575
     Interest Income                                          4,466          32,557            71,165         127,077
                                                      --------------     ----------   ---------------   --------------
                                                            247,272         701,070           536,135       1,466,652

COSTS AND EXPENSES
     Costs Related to Revenue                                81,997         186,161            90,854         488,658
     Selling Expenses                                         3,016          34,725            32,489          57,260
     General & Administrative Expenses                      235,604         282,320           548,191         781,291
     Interest                                                 2,426               0             2,426               0
     Cancellation of Stock Options                          113,754               0           113,754               0
                                                    ---------------     -----------   ---------------    ------------
                                                            436,797         503,206           787,714       1,327,209
                                                    ---------------     -----------   ---------------    ------------
     OPERATING (LOSS)/INCOME                               (189,525)        197,864          (251,579)        139,443

Equity in Losses of Affiliates                              (31,236)              0           (31,236)              0
                                                    ---------------     -----------   ---------------    ------------
      (LOSS)/INCOME BEFORE
      INCOME TAXES                                        (220,761)         197,864          (282,815)        139,443

Provision for Income Taxes                                        0           4,452           (18,940)          5,274
                                                    ---------------     -----------   ---------------    ------------
     NET (LOSS)/INCOME                                    ($220,761)       $193,412         ($263,875)       $134,169
                                                    ===============     ===========   ===============    ============

     Net Loss Per Share - Basic                              ($0.07)          $0.10            ($0.11)          $0.07
                                                    ===============     ===========   ===============    ============

     Weighted Average Number of
     Common Shares - Basic                                3,389,315       1,884,141         2,404,270       1,864,423
                                                    ===============     ===========   ===============    ============

     Net Loss Per Share - Diluted                            ($0.07)          $0.10           ($0.11)          $0.07
                                                    ===============     ===========   ===============    ============

     Weighted Average Number of
     Common Shares and Common
     Share Equivalents - Diluted                          3,389,315       1,911,849         2,427,714       1,895,094
                                                    ===============     ===========   ===============    ============

The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 Common                  Common           Additional          Retained             Total
                                  Stock                  Stock             Paid-In           Earnings/        Shareholders'
                                 Shares                  Amount             Capital           (Deficit)            Equity
                            ------------------ ------------------ ------------------ ------------------ -------------------
Balance,
   April 30, 1997                   1,706,581            $45,716        $24,902,177      ($18,035,440)          $6,912,453
   Exercise of
      Stock Options                   205,167              5,324            139,797              -----             145,121
   Distribution to
      Shareholders                      -----              -----        (3,956,696)             -----           (3,956,696)
   Net Income                           -----              -----              -----             38,817              38,817
                            -----------------  -----------------  -----------------  -----------------   -----------------
Balance,
   April 30, 1998                   1,911,748             51,040         21,085,278       (17,996,623)           3,139,695
   Issuance of Stock
      for Acquisitions              1,477,567             14,775          3,457,510              -----           3,472,285
   Net Loss                             -----              -----              -----          (263,875)            (263,875)
                            -----------------  -----------------  -----------------  -----------------   -----------------
Balance,
   Jan. 31, 1999                    3,389,315            $65,815        $24,542,788      ($18,260,498)          $6,348,105
                                   ==========         ==========        ===========      =============          ==========


The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              NINE MONTHS
                                                                            ENDED JAN. 31,
                                                                       1999                 1998
                                                                 --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                        ($263,875)              $134,169
     Adjustments to reconcile Net Loss to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                 97,024                494,933
          Equity in Losses of Affiliates                                31,236                      0
     Changes in Assets and Liabilities:
          Increase in Accounts Receivable                              (14,645)               (30,724)
          Increase in Prepaid Expenses                                 (24,260)               (56,523)
          Decrease in Accounts Payable                                 (28,150)               (61,310)
          Decrease in Accrued Expenses                                  (4,414)                     0
          Decrease in Income Taxes Payable                                   0                 (3,482)
          Decrease in Deferred Revenue                                  (1,200)                (8,982)
                                                           -------------------    -------------------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY OPERATING ACTIVITIES                                 (208,284)               468,081

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of Marketable Securities                                           0              3,480,266
     (Purchase)/Disposal of Fixed Assets                                (4,560)                 3,207
     Gross Additions to Film Costs                                     (98,441)              (102,740)
     Investment in Immediate Entertainment Group                    (5,983,087)                     0
                                                           -------------------    -------------------
     NET CASH AND CASH EQUIVALENTS (USED IN)/
     PROVIDED BY INVESTING ACTIVITIES                               (6,086,088)             3,380,733

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock for Investment in Immediate                   3,472,285                      0
     Borrowings from Related Parties                                   210,803                      0
     Exercise of Stock Options                                               0                145,121
     Distribution to Shareholders                                            0             (3,956,696)
                                                           -------------------    -------------------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY/(USED IN) FINANCING ACTIVITIES                               3,683,088             (3,811,575)
                                                           -------------------    -------------------
NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                         (2,611,284)                 37,239

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                  2,658,500                248,204
                                                           -------------------    -------------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                          $47,216               $285,443
                                                           ===================    ===================

The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. and its subsidiaries. The Company has one affiliate, Immediate Entertainment Group, Inc., which is 20% owned by the Company, that is accounted for using the equity method.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1999 and the results of operations and cash flows for the three and nine month periods ended January 31, 1999 and 1998 have been included.

The results of operations for the three and nine month periods ended January 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1998.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - FILM COSTS

Film costs consist of:
                                                              As Of
                                                         Jan. 31, 1999
                                                         -------------

     Released Films, less amortization                       $115,663
     Films in Production                                            0
     Films in Development                                     192,598
                                                              -------
                                                             $308,261
                                                              =======

NOTE C - INVESTMENT IN IMMEDIATE ENTERTAINMENT GROUP

On November 9, 1998, the Company acquired 20% of the common stock of Immediate Entertainment Group, Inc. ("Immediate") for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's stock and a note payable to the sellers for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier than April 30, 2000. The Company's investment in Immediate has been accounted for using the equity method. At January 31, 1999, the quoted market value of the Company's investment in Immediate was approximately $8,675,477. This valuation represents a mathematical calculation based on the closing price of Immediate's common stock on the NASD over-the-counter bulletin board market and is not necessarily indicative of the amounts that could be realized upon sale. Accounts and Notes Receivable include $97,000 of amounts due from Immediate. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE E - STOCK OPTIONS

The Company's 1998 Stock Option Plan ("1998 Plan") provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. At January 31, 1999, no options were outstanding under the 1998 Plan. On November 6, 1998, in connection with a November 6, 1998 Stock Acquisition Agreement ("Acquisition Agreement"), all of the then outstanding options under the 1998 Plan were canceled. For such cancellation, the option holders received, in the aggregate, the sum of $113,754, representing the difference between $2.35, the per share purchase price under the Acquisition Agreement, and the exercise price of $1.22 times 100,667, the number of then outstanding options.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - STOCK OPTIONS (CONTINUED)

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

Pro forma information regarding net income and earnings per share under the fair value accounting method for the three and nine month periods ended January 31, 1999 and 1998 has not been presented as the amounts are immaterial.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                            Nine Months Ended  Nine Months Ended
                                              Jan. 31, 1999      Jan. 31, 1998

 Computed Expected Tax at Statutory Rate         ($96,157)             $67,274
 Benefit of Prior Years Amended Returns           (19,286)                   0
 State and Local Income Taxes                           0                4,220
 Foreign Taxes                                        346                  232
 Valuation Allowance                               96,157              (67,274)
                                                 ---------             --------
                                                 ($18,940)              $4,452
                                                 =========              =======

The Company filed amended federal and state tax returns for the fiscal years ended April 30, 1997 and 1996 that resulted in a reduction in income tax expense of $19,286 recorded during the nine month period ended January 31, 1999.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - INCOME TAXES (CONTINUED)

                                                             As Of
                                                         Jan. 31, 1999
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

NOTE G - RELATED PARTY TRANSACTIONS

On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), Western Union Leasing Ltd. ("Western") and RAS Securities Corp. (collectively, the "Acquirors") purchased 421,949, 373,350, 159,461 and 100 shares, respectively, of the Company's common stock from the Estate of Stephen Friedman ("Estate") and FAB simultaneously purchased 7,500 shares from Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. Such shares represented approximately 50.3% of the Company's then outstanding common stock. Phillip Cook, Chairman, Chief Executive Officer and 25% shareholder of FAB became Chairman and Chief Executive Officer of the Company.

Music Action Ltd. ("MAC") agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

On November 9, 1998, the Company acquired 20% of the common stock of Immediate from FAB, MBO and Western for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's stock and a note payable to the sellers ("Note") for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier than April 30, 2000. Pursuant to such transaction FAB, MBO and Western, respectively, received $1,016,679, $898,875 and $384,446 in cash, 653,131, 577,479 and 246,957 shares of the Company's common stock and are due $93,175, $82,424 and $35,204 under the Note.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company also entered into a non-binding letter of intent, pursuant to which Immediate will merge into a newly formed, wholly owned subsidiary of the Company in a proposed tax-free transaction. The merger is conditioned upon the negotiation and execution of definitive final agreements and the satisfaction of any legal requirements including the consent of shareholders, if required. During the quarter ending January 31, 1999, interest expense of $2,426 was accrued on the Note. Michael Berresheim, Chairman, Chief Executive Officer and significant shareholder of Immediate is the Managing Director and sole shareholder of MBO.

On December 17, 1998, the Company paid $25,000 to FAB as reimbursement for expenses it incurred in connection with the pending merger negotiations between the Company and Immediate. On February 9, 1999, the Company paid $25,000 to FAB as reimbursement for legal fees incurred in connection with the pending merger negotiations between the Company and Immediate.

Subsequent to November 9, 1998, the Company has advanced to Immediate or made payments to third parties on Immediate's behalf of $97,000. Immediate has agreed to repay such advances in the event the pending merger negotiations between the Company and Immediate are terminated.

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

         On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), Western Union Leasing Ltd. ("Western") and RAS Securities Corp. (collectively, the "Acquirors") purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. ("MAC") agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

         On November 9, 1998, the Company acquired 20% of the common stock of Immediate from FAB, MBO and Western for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's stock and a note payable to the sellers ("Note") for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier than April 30, 2000. The Company also entered into a non-binding letter of intent, pursuant to which Immediate will merge into a newly formed, wholly owned subsidiary of the Company in a proposed tax-free transaction. The merger is conditioned upon the negotiation and execution of definitive final agreements and the satisfaction of any legal requirements including the consent of shareholders, if required. Immediate's principal business is the production, acquisition and distribution of audio and video CD's as well as CD-ROM by engaging artists and producers to create recordings or acquiring previously completed recordings.

Results of Operations

The Three Months Ended  January 31, 1999 vs. the Three Months
Ended January 31, 1998

         For the quarter ended January 31, 1999 feature film revenues were approximately $243,000 as compared to approximately $669,000 for the quarter ended January 31, 1998. The substantial decrease in feature film revenues of approximately 64% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $4,000 during the quarter ended January 31, 1999 versus approximately $33,000 for the same period last year. This decrease results from the substantial decrease in the Company's cash and marketable securities during the quarter versus the same period last year.

         Costs related to revenue as a percentage of feature film revenues increased to approximately 34% for the quarter ended January 31, 1999 from approximately 28% for the quarter ended January 31, 1998. These costs represent the amortization of production costs of films that generated revenue during the period. Selling expenses decreased to approximately $3,000 during the quarter ended January 31, 1999 versus approximately $35,000 during the same quarter last year. This decrease in selling expenses results from the decrease in feature film revenues of approximately 65%.

          General and administrative costs decreased by approximately 17% to approximately $236,000 during the quarter ended January 31, 1999 versus approximately $282,000 during the same period last year. This decrease results primarily from a substantial decrease of approximately $65,000 in legal expenditures due to the resolution in December 1997 and April 1998 of certain litigation involving the Company partially offset by increased investor relations expenses. In connection with the Stock Acquisition Agreement, all of the then outstanding options under the Company's 1998 Stock Option Plan were canceled. For such cancellation, the option holders received approximately $114,000 that was recorded as an expense during the quarter ended January 31, 1999.

         The Company had a net loss of approximately $221,000 for the quarter ended January 31, 1999 including equity in losses of affiliates of approximately $31,000 versus net income of approximately $193,000 for the quarter ended January 31, 1998 reflecting the Company's lower revenues during the current quarter versus the same quarter last year.

The Nine Months Ended January 31, 1999 vs. the Nine Months
Ended January 31, 1998

         For the nine months ended January 31, 1999 feature film revenues were approximately $465,000 as compared to approximately $1,340,000 for the nine months ended January 31, 1998. The substantial decrease in feature film revenues of approximately 65% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $71,000 for the nine months ended January 31, 1999 from approximately $127,000 during the same nine month period last year, reflecting the decrease in cash and marketable securities held during the nine month period ended January 31, 1999.

         Costs related to revenue as a percentage of feature film revenues decreased to approximately 20% for the nine months ended January 31, 1999 from approximately 37% for the nine months ended January 31, 1998. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized. Selling expenses decreased to approximately $32,000 during the nine months ended January 31, 1999 versus approximately $57,000 during the same nine month period last year.

         General and administrative costs decreased by approximately 30% to approximately $548,000 during the nine months ended January 31, 1999 versus approximately $781,000 during the same nine month period last year. This decrease results primarily from a substantial decrease of approximately $277,000 in legal expenditures due to the resolution in December 1997 and April 1998 of certain litigation involving the Company which was partially offset by increased investor relations expenses. In connection with the Acquisition Agreement, all of the then outstanding options under the Company's 1998 Stock Option Plan were canceled. For such cancellation, the option holders received approximately $114,000 that was recorded as an expense during the nine months ended January 31, 1999.

         The Company had a net loss of approximately $264,000 for the nine months ended January 31, 1999 including equity in losses of affiliates of approximately $31,000 versus net income of approximately $134,000 for the quarter ended January 31, 1998 reflecting the Company's lower revenues during the current nine month period versus the same period last year.

Liquidity and Capital Resources

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company may obtain advances or guarantees from its distributors but these advances and guarantees generally may defray only a portion of a film's cost. The Company's principal source of working capital during the nine months ended January 31, 1999 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

         For the nine months ended January 31, 1999, the Company's net cash flow used in its operating activities was approximately $208,000, a decrease of approximately $676,000 as compared to approximately $468,000 of net cash flow provided by operating activities during the nine months ended January 31, 1998. This decrease is due primarily to the substantial decrease of approximately 67% in feature film revenues during the nine month period ended January 31, 1999 as compared to the same period in 1998.

          During the nine months ended January 31, 1999, the Company invested approximately $5,984,000 for the purchase of 20% of the outstanding common stock of Immediate. This investment was funded through the issuance of approximately $3,472,000 worth of the Company's common stock, $2,300,000 of existing cash and cash equivalents and approximately $211,000 of borrowings from related parties. During the nine months ended January 31, 1998, the Company used cash flow, primarily generated by the sale of marketable securities, to make a cash distribution to shareholders of approximately $3,957,000 on June 27, 1997. As of January 31, 1999, the Company had cash and cash equivalents of approximately $47,000 as compared to approximately $2,772,000 as of January 31, 1998.

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

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities and Use of Proceeds

     (c) On November 9, 1998, the Company issued 1,477,567 shares of Common Stock as partial consideration for its acquisition of 20% of the outstanding common stock of Immediate. See the third paragraph under Note G to the Financial Statements, above.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

         27        Financial Data Schedule.

(b)  Forms 8-K

          On November 20, 1998,  the Company  filed a Form 8-K  reporting  under
Item 1 thereof a change in control of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 15, 1999                       KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/Phillip Cook
                                                --------------------------
                                               Phillip Cook
                                               Chief Executive Officer