Form 10KSB
period 1999-04-30
KINGS ROAD ENTERTAINMENT INC
filed 1999-09-29
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 1999             Commission File No. 0-14234

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

                               YES [X]    NO [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $837,000.

As of September 15, 1999, the aggregate market value of the voting stock held by non-affiliates (based on the closing sales price as reported by NASDAQ) was approximately $1,451,000 (assuming all officers and directors are deemed affiliates for this purpose).

As of September 15, 1999 the registrant had 3,482,019 shares of its common stock outstanding.

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

RECENT EVENTS

        Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party that would provide a new source of financing for the Company. The Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

        On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), West Union Leasing Ltd. ("West") and RAS Securities Corp. (collectively, the "Acquirors") purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. ("MAC") agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

        On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note ("Immediate Note") payable to the sellers of the stock for $210,803. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club.

DEVELOPMENT

        The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company has been developing between approximately five and fifteen motion picture scripts or ideas for possible future production. During fiscal years 1999 and 1998, the Company spent approximately $176,000 and $96,000, respectively, on development activities. Subject to its overall strategic direction, the Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $100,000 and $250,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

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

PRODUCTION

        Once fully financed, the Company attempts to produce its pictures at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining only a small permanent staff and by renting production facilities and engaging production staff only as required. The Company has generally produced pictures that have a cost of production between $1,000,000 and $10,000,000 and which it believes cannot significantly exceed their budgeted cost. Although the Company's past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

        As of April 30, 1999, the Company has produced (or co-produced) twenty-five pictures, eighteen of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

TITLE                               PRINCIPAL CAST                            RELEASE DATE
- -----                               --------------                            ------------
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

        Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including HBO Video, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors in turn sell videocassettes to video retailers that rent or sell videocassettes to consumers. During the year ended April 30, 1999, the Company licensed the home video and DVD rights for the United States and Canada to nineteen (19) of its pictures to Trimark Pictures. All but one of the pictures has been previously released.

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

        Other Rights - Network television, non-theatrical, music publishing, soundtrack album, novelization and other miscellaneous rights in the Company's pictures have been, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

        International Markets - The Company previously generated substantial revenues from the licensing of its pictures outside of the United States. However, in 1996 the Company sold the international distribution rights to most of its films to another company. For those pictures where international distribution rights are still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain its own staff.

EMPLOYEES

        As of April 30, 1999, the Company employed two full-time employees in its Los Angeles office. During the production of a motion picture, the Company would engage between thirty and one-hundred twenty-five additional employees for that production. The compensation of these additional employees, including in some cases the right to participate in the net or gross revenues of a particular picture, is included in the capitalized cost of the related picture. The Company is or has been subject to the terms of various industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild, among others. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fiscal year covered by this report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol: "KREN". The following table sets forth the high and low sales prices of the Company's common stock as reported by Nasdaq through April 30, 1999 (all per share information in this report reflects a reverse 1-for-3 stock split effected by the Company on April 17, 1998):

           FISCAL YEAR 1998                            HIGH      LOW
           ----------------                            ----      ---
             First Quarter                           3 21/32    1 1/8
             Second Quarter                           1 7/8     1 1/8
             Third Quarter                            2 1/16    1 1/2
             Fourth Quarter                           2 7/16    1 5/16

           FISCAL YEAR 1999                            HIGH      LOW
           ----------------                            ----      ---
             First Quarter                            1 9/16    1 3/16
             Second Quarter                           1 7/16    1 1/16
             Third Quarter                            3 5/16    1 5/16
             Fourth Quarter                           4 1/8     2 5/8

        As of September 15, 1999, the Company had approximately 220 stockholders of record. In addition, the Company believes it has over 600 beneficial owners holding shares in street name.

        On January 11, 1999, Nasdaq advised the Company that the acquisition by FAB, MBO, West and RAS of 962,360 shares of the Company's stock resulted in a change in control of the Company. Further, Nasdaq has advised the Company that its purchase of 2,393,235 shares of common stock of Immediate resulted in a change in the Company's business which would require the Company to meet all initial listing requirements for the Nasdaq SmallCap Market. The Company responded to Nasdaq that it believed there would be no change in the Company's business unless it merged with Immediate. Although the Company had announced plans to merge with Immediate in connection with its purchase of Immediate stock, such plans were abandoned by the mutual consent of the parties.

        On August 17, 1999, Nasdaq notified the Company that it had failed to timely file its Form 10-KSB for the fiscal year ended April 30, 1999 and that the Company's securities were subject to delisting from the Nasdaq SmallCap Market pending a hearing scheduled for September 30, 1999. The Company is required to demonstrate to Nasdaq that it has met and will meet all filing requirements under the Securities Exchange Act of 1934 and that it has the ability to sustain long-term compliance with all other Nasdaq maintenance criteria. Among the Nasdaq SmallCap maintenance criteria are a $1.00 minimum bid price for the Company's common stock and a $1,000,000 minimum market value of shares owned by non-affiliates of the Company. As of September 15, 1999, the closing price for the Company's common stock was $.94. The Company has approximately 1.2 million shares outstanding that are owned by non-affiliates of the Company.

        There can be no assurance that the Company will be able to maintain its listing on the Nasdaq SmallCap Market. Further, in the event the Company's securities are delisted, the Company will be in default of the Convertible Note described in Note G of the Company's Consolidated Financial Statements.

        Subsequent to April 30, 1999, the Company sold approximately 92,700 shares of new common stock under a Regulation S offering to offshore investors. Gross proceeds were approximately $214,000, or approximately $2.30 per share. Net proceeds, after commissions and offering expenses, were approximately $161,000. The proceeds from the offering were used for general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

        Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options, including, among other things, the liquidation of the Company, the sale of the Company as a going concern to an outside party, the sale of substantially all of the assets of the Company to an outside party and the issuance of shares of common stock to an outside party that would provide a new source of financing for the Company. The Company had discussions with over twenty outside parties which expressed varying degrees of interest in acquiring all or part of the Company or in supplying additional capital in return for an equity interest in the Company.

        On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate and Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, MAC agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the

Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share. MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

        On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club.

OVERVIEW

        In recent years the Company's business has been to produce films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets both domestically and abroad. During the fiscal year ended April 30, 1999, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on the Home Box Office pay television service in August 1995. Subject to its overall strategic direction, the Company may continue to produce these types of films but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. Subject to its overall strategic direction, the Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (SEE "ITEM 1.
- - DESCRIPTION OF BUSINESS").

        The Company's revenues have been derived almost exclusively from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films that become available in the various media during that fiscal year.

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

RESULTS OF OPERATIONS

        For the year ended April 30, 1999 feature film revenues were approximately $765,000 as compared to approximately $1,538,000 for the year ended April 30, 1998. The substantial decrease in feature film revenues of approximately 50% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements another overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $72,000 for the year ended April 30, 1999 from approximately $160,000 reflecting the decrease in marketable securities held during the year versus the same period last year.

        Film cost amortization as a percentage of feature film revenues increased slightly to approximately 40% for the year ended April 30, 1999 from approximately 38% for the year ended April 30, 1998. Film cost amortization during the year ended April 30, 1999 included approximately $140,000 of costs associated with various development projects that were abandoned by the Company versus approximately $90,000 for the year ended April 30, 1998. Selling expenses increased by approximately 105% to approximately $118,000 during the year fiscal ended April 30, 1999 versus approximately $58,000 during the previous fiscal year. This increase results primarily from an increased provision for bad debt reserves and costs associated with the Company's license of home video and DVD rights for the United States and Canada to nineteen (19) of its films to Trimark Pictures.

        General and administrative costs decreased to approximately $771,000 during the year ended April 30, 1999 versus approximately $1,012,000 during the same period last year. A substantial reduction in legal expenditures of approximately $319,000 due to the resolution in December 1997 and April 1998 of certain litigation involving the Company was partially offset by increases in salaries and bonus expenditures. In connection with the Stock Acquisition Agreement, all of the then outstanding options under the Company's 1998 Stock Option Plan were canceled. For such cancellation, the option holders received approximately $114,000 that was recorded as an expense that approximated the aggregate difference between the exercise price under the options and the fair market value of the Company's common stock at the time of cancellation. Interest expense was approximately $433,000 primarily resulting from an interest charge of approximately $427,000 related to a beneficial conversion feature contained in a $1,000,000 convertible note issued by the Company on April 26, 1999. No interest expense was incurred during the year ended April 30, 1998.

        Equity in the losses of affiliates was approximately $476,000 during the year ended April 30, 1999 reflecting the Company's share of the losses incurred by Immediate. The Company also recorded a valuation allowance of approximately $3,284,000 to reflect the Company's evaluation of the recoverability of its investment in Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain. During the year ended April 30, 1998, the Company had no affiliates.

        During the year ended April 30, 1999, the Company incurred a net loss of approximately $4,537,000 versus net income of approximately $39,000 during the year ended April 30, 1998. The loss results primarily from (i) the valuation allowance recorded by the Company to reflect the recoverability of its investment in Immediate, (ii) the Company's share of losses incurred by Immediate, (iii) a substantial decrease in feature film revenues due to the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995 and (iv) the increase in interest expense associated with the issuance of a convertible note. During the years ended April 30, 1999 and April 30, 1998, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 1999 was motion picture licensing income and the issuance on April 26, 1999 of a $1,000,000 convertible note ("Convertible Note"). Except for the financing of film production costs and the repayment of the Convertible Note, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

        During the year ended April 30, 1999, the Company used approximately $2,603,000 of cash on hand plus approximately $1,211,000 of cash provided by financing activities to fund approximately $1,230,000 of operating activities and approximately $2,584,000 of investing activities. The financing activities consisted primarily of the issuance of the Convertible Note. The investing activities consisted primarily of the Company's investment in Immediate. (SEE RECENT DEVELOPMENTS). During the year ended April 30, 1998, the Company used operating cash flow of approximately $373,000 plus cash flow generated by the sale of marketable securities of approximately $5,967,000 to make a cash distribution to its shareholders of approximately $3,957,000 on June 27, 1997. As of April 30, 1999, the Company had cash, cash equivalents and restricted cash of approximately $1,056,000 as compared to approximately $2,659,000 as of April 30, 1998.

        The Convertible Note is due April 25, 2000 bearing interest at 8% per annum payable quarterly and is convertible into the Company's common stock at the lower of (i) $2.06 per share or (ii) 70% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion but in no event less than $1.00 ("Conversion Price"). The Conversion Price is subject to reduction of 3% per month beginning on the six month anniversary of the Convertible Note in the event any portion of the securities issuable upon conversion have not been registered under the Securities Act of 1933, as amended. The Company has entered into a Registration Rights Agreement with the note holder wherein the Company, as soon as practicable, has agreed to register the securities issuable upon conversion of the Convertible Note.

FUTURE COMMITMENTS

        On May 12, 1999, the Company used the proceeds from the Convertible Note to purchase approximately 19% of the outstanding common stock of Star TV AG ("Star") through the Company's wholly owned subsidiary, Orwell Properties, Inc. ("Orwell"). At April 30, 1999, these proceeds were reflected as restricted cash on the Company's balance sheet. Pursuant to a Pledge and Security Agreement between the Convertible Note holder and Orwell, the Convertible Note is secured by Orwell's investment in Star. In addition, Orwell has agreed to guarantee the obligations of the Company under the Convertible Note.

        If the term of the Convertible Note is not extended on or before April 20, 2000 or is not converted, the Company will need to secure financing to repay the Convertible Note. There can be no assurance that such financing can be secured by the Company.

        On April 27, 1999, the Company entered into a letter agreement ("Joint Venture Agreement") with Merchant Ivory Productions ("MIP") pursuant to which the Company was required to contribute to Merchant Ivory Distribution, LLC ("MIFD") on or before May 5, 1999 $250,000 plus options to purchase up to 250,000 shares of the Company's common stock. The Company is also required to provide a revolving line of credit of up to $500,000 to MIFD to fund print and advertising expenses incurred by MIFD. MIFD is a joint venture between the Company and MIP, 25% owned by the Company and 75% owned by MIP formed to acquire and subsequently distribute motion pictures in significant markets including the United States. On May 18, 1999, the Company made a contribution of $250,000 to MIFD. MIP has subsequently advised the Company that it believes the Company has materially breached the Joint Venture Agreement by failing to provide the stock options and the line of credit to MIFD. On the other hand, the Company believes that MIP has materially breached its obligations to the Company under the Joint Venture Agreement. MIP and the Company are currently discussing the matter.

        On May 17, 1999, the Company entered into a Loan Agreement ("Star Loan Agreement") with Star whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. As of September 15, 1999, the Star Loan has not been repaid and the Company is currently in default of the Star Loan Agreement. A further extension of the due date of the Star Loan is currently being discussed with Star.

        The Company does not have any other material future commitments.

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects which are successful in the market, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

ITEM 7. FINANCIAL STATEMENTS

        The Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 16, 1999, the Company selected the firm of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ended April 30, 1999. Stonefield

Josephson had served as the Company's independent auditors for the fiscal years ended April 30, 1998, 1997 and 1996. The Company believes there were no disagreements with Stonefield Josephson as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended April 30, 1998, 1997 and 1996.

        On September 10, 1999, the Company selected the firm of Jones, Jensen & Company, LLC as the Company's independent auditors for the fiscal year ended April 30, 1999. The firm of Richard A. Eisner & Company, LLP has served as the Company's independent auditors since April 16, 1999 but had not completed any audit of the Company's financial statements for any fiscal year or interim period. The Company believes there were no disagreements with Richard A. Eisner & Company, LLP as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period in which they were retained.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information with respect to the directors and executive officers of the Company. Directors are elected at the annual meeting of stockholders to serve for staggered terms of three years each and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any of the directors or executive officers.

                                                                               EXPIRATION
               NAME                  AGE                 POSITION                OF TERM
               ----                  ---                 --------              ----------
        David Dube                    43     Chairman                             1999

        Christopher Trunkey           33     Senior Vice President, Chief         ----
                                             Financial and Administrative
                                             Officer

        James Leaderer                45     Director                             2000

EXECUTIVE OFFICERS AND DIRECTORS

        DAVID DUBE has been a director of the Company since April 1999 and Chairman of the Company's board of directors since June 1999. Mr. Dube is presently Chairman and Chief Executive Officer of Stonewall Holdings, Inc., a privately held corporate finance and investment banking firm. Mr. Dube was Senior Vice President of Investment Banking with FAB Securities of America, Inc. from March 1998 until June 1999 and was, from September 1997 to February 1998 a project finance consultant to the firm. Mr. Dube was President and Chief Executive Officer of Optimax Industries, Inc. from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube had been the principal of Dube & Company, a financial consulting firm. Mr. Dube currently serves on the boards of directors of Helmstar Group, Inc. and SafeScience, Inc. Mr. Dube graduated from Suffolk University where he also received a Master's degree in Taxation and graduated from Bentley College with an additional Master's degree in Accountancy. Mr. Dube is a certified public accountant and holds various general and principal securities licenses.

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

        JAMES LEADERER has been a director of the Company since November 1998. Mr. Leaderer currently serves as the President and Chief Executive Officer of Directrade, Inc., a stock day trading firm. From November 1997 to January 1999, Mr. Leaderer was Vice President of Investment Banking and was a director of FAB Securities of America, Inc. From June 1991 to November 1997, Mr. Leaderer was the President and Chief Executive Officer of Woodside Assurance, Inc., a private investment entity. Mr. Leaderer graduated from Syracuse University with a degree in Industrial Engineering. Mr. Leaderer also holds various general securities licenses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        FAB Capital Corp. (and Phillip Cook as an indirect beneficial owner) filed a Form 4 approximately 2 days late in connection with its transfer of restricted common stock in January 1999. Other than the foregoing, the Company does not know of any person or beneficial owner that did not timely file the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 1999 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                                                                 LONG TERM
                                       ANNUAL COMPENSATION      COMPENSATION
                                     ----------------------     STOCK OPTIONS     ALL OTHER
    NAME AND POSITION       YEAR     SALARY ($)    BONUS ($)      (SHARES)       COMPENSATION
    -----------------       ----     ----------    ---------      --------       ------------
Phillip Cook (1)
   Chairman and Chief       1999            $0           $0              0               $0
   Executive Officer

Kenneth Aguado (2)          1999        71,085       75,334         66,667         1,154(3)
    Chairman and Chief      1998       115,269       10,000         27,708        64,314(4)
    Executive Officer       1997        89,577        3,596              0           619(3)

Christopher Trunkey (5)
   Senior Vice President,   1999       107,885       41,055         34,000         4,171(3)
   Chief Financial and
   Administrative Officer

- ---------------
(1) Mr. Cook was the Company's Chief Executive Officer from November 6, 1998 until his resignation on June 24, 1999.

(2) Mr. Aguado was the Company's Chief Executive Officer from October 7, 1996 until his resignation on November 6, 1999.

(3) Represents contributions made by the Company on behalf of the respective employee pursuant to the Company's SIMPLE IRA plan.

(4) Includes $58,808 representing the difference between the exercise price and the market price on the date of exercise of stock options exercised by Mr. Aguado and $5,506 representing contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

(5) Mr. Trunkey was not a Named Officer during 1998 or 1997 as his salary and bonus during the respective fiscal years did not exceed $100,000.

OPTION GRANTS, EXERCISES AND YEAR-END VALUES

        The following table sets forth the individual grants of stock options made during the fiscal year ended April 30, 1999 to the Named Officers:

                                        % OF TOTAL
                                          OPTIONS
                                        GRANTED TO
                          OPTIONS        EMPLOYEES     EXERCISE     EXPIRATION
         NAME             GRANTED     IN FISCAL YEAR     PRICE         DATE
         ----           ----------    --------------   --------     ----------
Kenneth Aguado           66,667(1)         66%           $1.22      06/03/2003
Christopher Trunkey      34,000(1)         34%           $1.22      06/03/2003

- ---------------

(1) On November 6, 1998, in connection with a Stock Acquisition Agreement, the options granted to Mr. Aguado and Mr. Trunkey were canceled. For such cancellation, Mr. Aguado and Mr. Trunkey received, in the aggregate, the sum of $113,754 representing the difference between $2.35, the per share purchase price under the Acquisition Agreement, and the exercise price of $1.22.

        No options were exercised during the fiscal year ended April 30, 1999 and no options were outstanding as of April 30, 1999.

EMPLOYMENT AGREEMENTS

        The Company has a consulting agreement dated as of July 1, 1999 with David W. Dube, the Company's Chairman of the Board of Directors. The agreement provides for a monthly consulting fee of $10,000 per month beginning on July 1, 1999 through April 30, 2000. Pursuant to the terms of the consulting agreement, on September 14, 1999, Mr. Dube was granted options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $.9375, with 50% of the options granted vesting on July 1, 2000 and the balance of the options vesting on July 1, 2001.

        The Company entered into an employment agreement dated as of April 17, 1998 with Christopher Trunkey, the Company's Senior Vice President, Chief Financial and Administrative Officer. The agreement provides for Mr. Trunkey's employment with the Company beginning May 11, 1998 through and including May 5, 2000 ("Term"). Pursuant to the terms of the agreement, Mr. Trunkey is to receive a salary of $110,000 during the first year of the Term and $120,000 for the second year of the Term. Mr. Trunkey was also granted options to purchase up to 34,000 shares of the Company's common stock at an exercise price of $1.22. On July 16, 1998, Mr. Trunkey's employment agreement was amended to provide an advance to Mr. Trunkey of $20,000 against Mr. Trunkey's annual salary to be repaid in equal installments over the then remaining term of the employment agreement ("Salary Advance"). On November 6, 1998, in connection with a Stock Acquisition Agreement, the options granted to Mr. Trunkey were canceled. For such cancellation, Mr. Trunkey received, the sum of $38,420 representing the difference between $2.35, the per share purchase price under the Acquisition Agreement, and the exercise price of $1.22.

        On September 14, 1999, each of the directors, Mr. Dube and James Leaderer were each granted options to purchase up to 50,000 shares of the Company's common stock at an exercise price of $.9375. Of Mr. Leaderer's options, 50% vest on November 7, 1999, to coincide with the one-year anniversary of Mr. Leaderer's appointment to the board of directors with the balance vesting on November 7, 2000. Of Mr. Dube's options, 50% vest on April 1, 2000, coinciding with the one-year anniversary of Mr. Dube's appointment to the board of directors with the balance vesting on April 1, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information, as of August 1, 1999, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company based on the Company's records and information provided by the owners:

                                                      NUMBER OF                PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES                    CLASS
- ------------------------------------             ------------------            ----------
Michael Berresheim                               1,201,247(1)(2)(3)              34.7%
Gerauer Street
58A Moerfelden - Walldorf
Germany 64546

MBO Music Verlag GmbH                              950,829                       27.3%
Gerauer Street
58A Moerfelden - Walldorf
Germany 64546

Tresor Worldwide Limited                         1,000,000(4)                    22.3%
Havilland Hall
Guernsey, Channel Islands  GYS 8TP

FAB Capital Corporation                            732,680(2)                    21.0%
50 Broadway
New York, New York  10004

West Union Leasing Limited                         256,418(3)                     7.4%
C/o Christoph Martin, Trustee
10 Greycoat Place
1 Premier House
London SW1 United Kingdom

- ---------------

(1) Includes 950,829 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole shareholder and 256,418 shares owned by West Union Leasing Limited ("West Union"), a trust whose beneficiary is Mrs. Johanna Ammons, the mother of Mr. Berresheim. Mr. Berresheim disclaims beneficial ownership of the shares held by West Union.

(2) The Company has been advised of a claim of ownership by Mr. Berresheim or his affiliates to the 732,680 shares owned of record by FAB Capital Corporation. In the event Mr. Berresheim is determined to be the owner of such shares, the ownership of Mr. Berresheim would increase to 1,939,927 shares, 55.7% of the Company's outstanding common stock.

(3) The Company has been advised of a claim of ownership by West Union to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as Trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that West Union is determined to be the owner of such shares, the ownership of West Union would increase to 406,418 shares, 11.7% of the Company's outstanding common stock. Mr. Berresheim's beneficial ownership would likewise increase to 1,351,247 shares, 38.8% of the Company's outstanding common stock.

(4) Represents 1,000,000 shares of the Company's common stock issuable to Tresor Worldwide Limited as of September 15, 1999 under the terms of a Convertible Note dated as of April 26, 1999. As of September 15, 1999, a principal balance of $1,000,000 was due to Tresor convertible into shares of the Company's common stock at the lower of (i) $2.06 or (ii) seventy (70%) percent of the average closing bid price for the five (5) trading days immediately preceding the date of conversion (on September 15, 1999 such average price would be $.98) but in no event less than $1.00.

(5) Hayward Lake Funding Services, Inc. ("Hayward") is the owner of record of 165,000 shares, 4.7% of the Company's outstanding common stock. The sole shareholder of Hayward is Mr. Fred Schulman. Mr. Schulman's sister, Mrs. Faye Peltz, is the owner of record of 135,000 shares, 3.9% of the Company's outstanding common stock. Hayward and Mrs. Peltz disclaim beneficial ownership of the shares held by the other.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of September 15, 1999, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

NAME AND ADDRESS OF DIRECTORS OR               NUMBER OF               PERCENT OF
   NUMBER OF PERSONS IN GROUP                   SHARES                   CLASS
- --------------------------------               ---------              -------------
David Dube                                     50,000(1)                  1.5%
50 Broadway, 14th Floor
New York, New York  10004

Christopher Trunkey                                 0                     0.0%
1901 Avenue of the Stars, Suite 1545
Los Angeles, California  90067

James Leaderer                                 25,000(2)              Less than 1.0%
50 Broadway, 14th Floor
New York, New York  10004

All Executive Officers and
Directors as a Group (3 persons)               75,000                     2.2%

- ---------------

(1) Does not include options to purchase up to 175,000 shares that are not presently exercisable.

(2) Represents options to purchase shares that become exercisable on November 7, 1999. Does not include options to purchase up to an additional 25,000 shares that are not presently exercisable.

        Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS purchased 421,949, 373,350, 159,461 and 100 shares, respectively, of the Company's common stock from the Estate, and FAB simultaneously purchased 7,500 shares from Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. Such shares in the aggregate represented approximately 50.3% of the Company's then outstanding common stock. Phillip Cook, Chairman, Chief Executive Officer and 25% shareholder of FAB became Chairman and Chief Executive Officer of the Company until his resignation on June 24, 1999.

        MAC agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share. MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

        On November 9, 1998, the Company acquired approximately 19% of the outstanding common stock of Immediate from FAB, MBO and West for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's stock and the Immediate Note payable to the sellers for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier than April 30, 2000. Pursuant to such transaction FAB, MBO and West, respectively, received $1,016,679, $898,875 and $384,446 in cash, 653,131, 577,479 and 246,957 shares of the

Company's common stock and are due $93,175, $82,424 and $35,204 under the Note. During the year ended April 30, 1999, interest expense of $4,996 was accrued on the Note. FAB, MBO and West owned 429,449, 373,350 and 159,461 shares, respectively, of the Company's common stock at the time of this transaction.

        In connection with the Convertible Note, the Company agreed to pay FAB Securities of America, Inc. ("FAB Securities"), a wholly-owned subsidiary of FAB, a commission of 5% of the Convertible Note gross proceeds, $50,000. In addition, FAB Securities is entitled to warrants to purchase the Company's common stock equal to 5% of any portion of the Convertible Note converted by Tresor into the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the date of issuance of such warrants. As of April 30, 1999, $11,400 was due and payable to FAB Securities under this agreement.

        During the fiscal year ended April 30, 1999, the Company has advanced to Immediate or made payments to third parties on Immediate's behalf the aggregate sum of $147,000. Immediate has agreed to repay such advances to the Company together with interest at the rate of 6% per annum. As of September 15, 1999, the Company has advanced an additional approximately $267,000 to Immediate and Immediate has repaid approximately $26,000 to the Company.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)
    --------
     3.1    Restated Certificate of Incorporation of Registrant.(1)

     3.2    Bylaws of Registrant.(2)

     10.1   1998 Stock Option Plan.(1)

     10.2   Employment Agreement effective as of May 11, 1998 between
            Christopher Trunkey and the Registrant.(3)

     10.3   Stock Acquisition Agreement dated November 6, 1998 between the
            Estate of Stephen Friedman, RAS Securities Corp., FAB Capital Corp.,
            Christopher Trunkey and the Registrant.(4)

     10.4   Stock Purchase Agreement dated November 9, 1998 between West Union
            Leasing Ltd., FAB Capital Corp., MBO Music Verlag GmbH, Immediate
            Entertainment Group, Inc. and the Registrant.(4)

     10.5   Convertible Note dated April 26, 1999 issued by Registrant to Tresor
            Worldwide Ltd.(5)

     10.6   Registration Rights Agreement dated as of April 26, 1999 between
            Tresor Worldwide Ltd. and the Registrant.(5)

     10.7   Pledge and Security Agreement dated April 26, 1999 between Tresor
            Worldwide Ltd. and Orwell Properties, Inc., a wholly owned subsidiary of the Registrant.(5)

     10.8   Letter Agreement dated April 27, 1999 between Merchant Ivory
            Productions and the Registrant.(5)

     21     Subsidiaries of Registrant.(5)

     27     Financial Data Schedule.(5)

- ---------------
(1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.

(2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

(3) Incorporated by reference to Form 10-QSB for the quarterly period ended July 31, 1998.

(4) Incorporated by reference to Schedule 13D dated November 13, 1998 filed by FAB Capital Corp., RAS Securities Corp., MBO Music Verlag GmbH, West Union Leasing Ltd., Christoph Martin and Michael Berresheim.

(5) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(B) FORMS 8-K

        On April 21, 1999 the Company filed a Form 8-K reporting under Item 4 thereof a change in the Company's independent auditors for the fiscal year ended April 30, 1999.

        On September 15, 1999, the Company filed a Form 8-K reporting under Item 4 thereof a change in the Company's independent auditors for the fiscal year ended April 30, 1999. The Company also reported under Item 5 thereof that (i) the Company had not filed its Annual Report on Form 10-KSB and that the Nasdaq Stock Market has notified the Company that its common stock was subject to delisting pending a hearing scheduled for September 30, 1999 and (ii) Phillip Cook resigned as the Company's President and Chairman on June 24, 1999 and that David Dube, who has been a member of the board of directors since April 1, 1999, became the Company's new Chairman.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 1999               KINGS ROAD ENTERTAINMENT, INC.


                                       By: /s/Christopher M. Trunkey
                                          --------------------------------------
                                          Christopher M. Trunkey,
                                          Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                              DATE
      ---------                            -----                              ----
/s/David W. Dube                  Chairman of the Board of            September 27, 1999
- -------------------------         Directors and Chief Executive
DAVID DUBE                        Officer (Principal Executive
                                  Officer)

/s/James P. Leaderer              Director                            September 27, 1999
- -------------------------
JAMES LEADERER

/s/Christopher M. Trunkey         Senior Vice President, Chief        September 27, 1999
- -------------------------         Financial and Administrative
CHRISTOPHER M. TRUNKEY            Officer (Principal Financial
                                  and Accounting Officer)

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED APRIL 30, 1999

Reports of Independent Auditors                                  F-2

Consolidated Balance Sheet as of April 30, 1999                  F-4

Consolidated Statements of Income for the Years

Ended April 30, 1999 and 1998                                    F-5

Consolidated Statements of Stockholders' Equity

for the Years Ended April 30, 1999 and 1998                      F-6

Consolidated Statements of Cash Flows for the Years

Ended April 30, 1999 and 1998                                    F-7

Notes to Consolidated Financial Statements                       F-8

                           STONEFIELD JOSEPHSON, INC.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California:

We have audited the accompanying statement of operation of Kings Road Entertainment, Inc. (the "Company") for the year ended April 30, 1998, and the related statements of shareholders' equity and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of Kings Road Entertainment, Inc. for the year ended April 30, 1998, and their cash flows, in conformity with generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
- ------------------------------
STONEFIELD JOSEPHSON, INC.,
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 15, 1998

                             JONES, JENSEN & COMPANY

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California:

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. (the "Company") as of April 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Jones, Jensen & Company
- ---------------------------
Jones, Jensen & Company
Salt Lake City, Utah
September 24, 1999

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                       AS OF
                                                                  APRIL 30, 1999
                                                                  ---------------
ASSETS
   Cash and Cash Equivalents                                       $     55,583
   Restricted Cash                                                    1,000,000
   Accounts Receivable, net of allowance of $32,630                     332,342
   Film Costs, net of amortization of $168,409,527                      157,486
   Investment in Immediate Entertainment Group                        1,941,926
   Prepaid Expenses                                                      16,234
   Fixed Assets                                                           9,768
   Other Assets                                                         141,179
                                                                   ------------
TOTAL ASSETS                                                       $  3,654,518
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                $    270,976
   Note Payable to Related Parties                                      210,803
   Convertible Note Payable                                           1,000,000
   Accrued Expenses                                                      91,652
   Deferred Revenue                                                       7,275
                                                                   ------------
     TOTAL LIABILITIES                                                1,580,706

COMMITMENTS AND CONTINGENCIES                                                 0

STOCKHOLDERS' EQUITY

   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,389,315 shares issued and outstanding                33,893
   Additional Paid-In Capital                                        24,573,401
   Deficit                                                          (22,533,482)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                       2,073,812
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,654,518
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED APRIL 30
                                                          ---------------------------
                                                              1999            1998
                                                           ----------      ----------
REVENUES
     Feature Films                                         $  765,116      $1,538,292
     Interest Income                                           72,183         159,802
                                                           ----------      ----------
                                                              837,299       1,698,094

COSTS AND EXPENSES
     Film Cost Amortization                                   304,243         584,333
     Selling Expenses                                         117,996          57,645
     General & Administrative Expenses                        770,899       1,011,895
     Interest Expense                                         433,276               0
                                                           ----------      ----------
                                                            1,626,414       1,653,873
                                                           ----------      ----------
     OPERATING (LOSS)/INCOME                                 (789,115)         44,221

OTHER EXPENSES
     Equity in Losses of Affiliates                           475,695               0
     Adjustment in Valuation of Investment in Immediate     3,283,973               0
                                                           ----------      ----------
                                                            3,759,668               0

     (LOSS)/INCOME BEFORE INCOME TAXES                     (4,548,783)         44,221

Provision for Income Taxes                                    (11,924)          5,404
                                                           ----------      ----------
     NET (LOSS)/INCOME                                     $(4,536,859)    $   38,817
                                                           ==========      ==========
     Net (Loss)/Income Per Share -- Basic                  $(    1.71)     $     0.02
                                                           ==========      ==========
     Weighted Average Number of Common
     Shares -- Basic                                        2,650,532       1,873,954
                                                           ==========      ==========
     Net (Loss)/Income Per Share -- Diluted                $(    1.71)     $     0.02
                                                           ==========      ==========
     Weighted Average Number of Common Shares
     and Common Share Equivalents -- Diluted                2,650,532       1,873,954
                                                           ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common        Common       Additional          Retained            Total
                                  Stock         Stock          Paid-In           Earnings/        Stockholders'
                                  Shares        Amount         Capital           (Deficit)           Equity
                                 ---------      -------      -----------        ------------      -------------
Balance at April 30, 1997        1,706,581      $17,066      $24,930,827        $(18,035,440)      $ 6,912,453
  Exercise of Stock Options        205,167        2,052          143,069                  --           145,121
  Distribution to Shareholders          --           --       (3,956,696)                 --        (3,956,696)


  Net Income                            --           --               --              38,817            38,817
                                 ---------      -------      -----------        ------------       -----------
Balance at April 30, 1998        1,911,748       19,118       21,117,200         (17,996,623)        3,139,695
  Issuance of Stock for
    Investment in Immediate      1,477,567       14,775        3,029,016                  --         3,043,791
  Issuance of Convertible
    Note                                --           --          427,185                  --           427,185
  Net Loss                              --           --               --          (4,536,859)       (4,536,859)
                                 ---------      -------      -----------        ------------       -----------
Balance at April 30, 1999        3,389,315      $33,893      $24,573,401        $(22,533,482)      $ 2,073,812
                                 =========      =======      ===========        ============       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED APRIL 30
                                                                  -----------------------------
                                                                     1999               1998
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                            $(4,536,859)      $    38,817
     Adjustments to reconcile Net (Loss)/Income to Net
     Cash (Used In)/Provided by Operating Activities:
          Depreciation and Amortization                               221,093           592,751
          Equity in Losses of Affiliates                              475,695                 0
          Adjustment in Valuation of Investment in Immediate        3,283,973
          Additional Reserve for Bad Debts                             37,630                 0
          Non-cash Interest Expense                                   427,185                 0
     Change in Assets and Liabilities:
          Increase in Restricted Cash                              (1,000,000)                0
          Decrease/(Increase) in Accounts Receivable                    3,491           (59,614)
          Increase in Amount Due from Related Party                  (147,000)                0
          Decrease/(Increase) in Prepaid Expenses                      31,607           (34,546)
          Increase in Other Assets                                   (138,679)                0
          Increase/(Decrease) in Accounts Payable                      37,809           (82,554)
          Increase in Accrued Expenses                                 76,652                 0
          Decrease in Income Taxes Payable                                  0            (3,482)
          Decrease in Deferred Revenue                                 (2,325)          (78,200)
                                                                  -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     (USED IN)/PROVIDED BY OPERATING ACTIVITIES                    (1,229,728)          373,172

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase)/Disposal of Fixed Assets                               (2,988)              484
     Gross Additions to Film Costs                                    (70,201)         (118,816)
     Investment in Immediate Entertainment Group                   (2,510,803)                0
     Sale of Marketable Securities                                          0         5,967,031
                                                                  -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     (USED IN)/PROVIDED BY INVESTING ACTIVITIES                    (2,583,992)        5,848,699

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing from Related Parties                                   210,803                 0
     Issuance of Convertible Note                                   1,000,000                 0
     Exercise of Stock Options                                              0           145,121
     Distribution to Shareholders                                           0        (3,956,696)
                                                                  -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY/(USED IN) FINANCING ACTIVITIES                     1,210,803        (3,811,575)
                                                                  -----------       -----------
NET (DECREASE)/INCREASE IN CASH AND
CASH EQUIVALENTS                                                   (2,602,917)        2,410,296

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      2,658,500           248,204
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    55,583       $ 2,658,500
                                                                  ===========       ===========
Cash paid for:

     Interest                                                               0                 0
     Taxes                                                              7,362             5,404

The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. and its subsidiaries, Ticker, Inc. ("Ticker") and Orwell Properties, Inc. ("Orwell"), after elimination of all intercompany items and transactions. Collectively, they are referred to as the "Company." Ticker is a California corporation that was inactive at April 30, 1999. Orwell is a corporation formed under the laws of the Territory of the British Virgin Islands to make an investment in Star TV AG ("Star"). SEE NOTE O
- - TRANSACTIONS SUBSEQUENT TO APRIL 30, 1999.

Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

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

For the year ended April 30, 1999, the Company earned revenue from three significant customers of approximately $516,000 (68%) of feature film revenues. For the year ended April 30, 1998, the Company earned revenue from three significant customers of approximately $740,000 (48%) of feature film revenues.

Revenues from foreign sources were approximately $82,000 and $956,000 for the years ended April 30, 1999 and 1998, respectively.

Film Costs - Film costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead and capitalized to film costs in the year that event occurs.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation and Amortization - Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

Concentration of Credit Risk - The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 1999, approximately 6% of the Company's accounts receivable were from foreign distributors.

Cash Concentration - The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - On April 1, 1997, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Year 2000 Compliance - As has been widely reported, many computer systems process dates based on two digits for the year of a transaction and may be unable to correctly process dates in the year 2000 and beyond. The Company believes that all of its computer systems are year 2000 compliant. Although the Company does not expect year 2000 compliance to have a material adverse effect on its internal operations, it is possible that year 2000 compliance problems could have a significant adverse effect on the Company's suppliers and their ability to service the Company and to accurately process payments received.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements - The Company has adopted SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations as there were no items of comprehensive income and there were no reportable segments. The Company operates in one business segment, consisting primarily of production and distribution of feature length motion pictures.

Recent Accounting Pronouncements Effective Subsequent to 1999 - In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities became effective for fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

In October 1998, FASB released an exposure draft of its Proposed Statement of Position - Accounting by Producers and Distributors of Films ("Proposed SOP"). This Proposed SOP would replace FASB No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films and, if adopted, would become effective for fiscal years beginning after December 15, 1999. The Company does not anticipate that the adoption of this statement, as currently drafted, will have a material impact on the Company's financial position or results of operations.

Basic and Fully Diluted Income/(Loss) Per Share - During the Company's fiscal year ended 1998, the Company implemented SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

Reclassification - Certain amounts for the year ended April 30, 1998 have been reclassified to conform with the presentation of the April 30, 1999 amounts. The reclassifications have no effect on net income for the year ended April 30, 1999.

NOTE B - RESTRICTED CASH

On April 30, 1999 the Company had restricted cash of $1,000,000 on deposit with Eckstein Treuhand GmbH ("Eckstein"), a Swiss limited liability company, pursuant to an April 17, 1999 Trust Agreement ("Trust Agreement") between Orwell, a wholly owned subsidiary of the Company, and Eckstein. Pursuant to the Trust Agreement, on May 12, 1999, Eckstein purchased 140,000 shares of Star on behalf of Orwell with the restricted cash. SEE NOTE O - TRANSACTIONS SUBSEQUENT TO APRIL 30, 1999.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - FILM COSTS

Film costs consist of:

                                                              As Of
                                                          April 30, 1999
                                                          --------------
     Released Films, less amortization                       $ 30,517
     Films in Production                                            0
     Films in Development                                     126,969
                                                             --------
                                                             $157,486
                                                             ========

Based on the Company's estimates of future revenue as of April 30, 1999, 100% of unamortized film costs applicable to released films will be amortized during the three years ended April 30, 2002. No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 1999 and 1998, as no new motion pictures were produced.

NOTE D - INVESTMENT IN IMMEDIATE ENTERTAINMENT GROUP

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803. The Company's investment in Immediate has been accounted for using the equity method. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company has evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of $3,283,973. The Company's investment in Immediate also includes $147,000 of amounts advanced to Immediate or payments made to third parties on Immediate's behalf.

NOTE E - FIXED ASSETS

Fixed assets consist of:

                                                               As Of
                                                          April 30, 1999
                                                          --------------
     Office Equipment                                       $ 199,919
     Furniture & Fixtures                                      31,479
     Accumulated Depreciation                                (221,630)
                                                            ---------
                                                            $   9,768
                                                            =========

NOTE F - OTHER ASSETS

Other assets consist of:

                                                               As Of
                                                          April 30, 1999
                                                          --------------
     Deposits                                                $  2,500
     Miscellaneous Receivables                                 33,809
     Capitalized Financing Costs                              104,870
                                                             --------
                                                             $141,179
                                                             ========

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - NOTES PAYABLE

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, from FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO") and West Union Leasing Ltd. ("West") for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 ("Note"). Pursuant to such transaction, FAB, MBO and West are due $93,175, $82,424, and $35,204, respectively, under the Note. Interest expense of $4,996 was incurred on the Note during the fiscal year ended April 30, 1999, none of which has been paid.

On April 26, 1999, the Company issued a convertible note ("Convertible Note") to Tresor Worldwide Limited ("Tresor") in the principal amount of $1,000,000. The Convertible Note has a term of one year and bears interest at the rate of 8% per annum, payable quarterly on July 1, 1999, October 1, 1999 and January 1, 2000. Tresor has the right to convert, in whole or in part, any outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company's common stock at the lower of (i) $2.06 per share or (ii) 70% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion but in no event less than $1.00 ("Conversion Price"). The Conversion Price is subject to reduction of 3% per month beginning on the six month anniversary of the Convertible Note in the event any portion of the securities issuable upon conversion have not been registered under the Securities Act of 1933, as amended. The Company has entered into a Registration Rights Agreement with the note holder wherein the Company, as soon as practicable, has agreed to register the securities issuable upon conversion of the Convertible Note. The accrued interest balance at April 30, 1999 was $1,096. As the Convertible Note has a beneficial conversion feature, the Company has recorded interest expense of $427,185 associated with this conversion feature and included a corresponding amount in Additional Paid-In Capital.

On May 12, 1999, the Company used the proceeds from the Convertible Note to purchase approximately 19% of the outstanding common stock of Star through the Company's wholly owned subsidiary, Orwell. Pursuant to a Pledge and Security Agreement between Tresor and Orwell, the Convertible Note is secured by Orwell's investment in Star. In addition, Orwell has agreed to guarantee the obligations of the Company under the Convertible Note. SEE NOTE O - TRANSACTIONS SUBSEQUENT TO APRIL 30, 1999.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,500 square feet of office space on a month-to-month basis. Rent expense was $28,793 and $28,838 for the years ended April 30, 1999 and 1998, respectively.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS AND WARRANTS

The Company's 1998 Stock Option Plan ("1998 Plan") provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. At April 30, 1999, no options were outstanding under the 1998 Plan. On November 6, 1998, in connection with a November 6, 1998 Stock Acquisition Agreement ("Acquisition Agreement"), all of the then outstanding options under the 1998 Plan were canceled. For such cancellation, the option holders received, in the aggregate, the sum of $113,754, representing the difference between $2.35, the per share purchase price under the Acquisition Agreement, and the exercise price of $1.22 times 100,667, the number of then outstanding options.

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

NOTE J - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                    1999            1998
                                                -----------       --------
Computed Expected Tax at Statutory Rate         $(1,546,586)      $ 15,035
Benefit of Prior Years Amended Tax Returns          (19,286)             0
State and Local Taxes                                 6,256          4,220
Foreign Taxes                                         1,106          1,184
Valuation Allowance                               1,546,586        (15,035)
                                                -----------       --------
                                                $(   11,924)      $  5,404
                                                ===========       ========

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $19,496,000 (expiring between 2001 and 2016) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (CONTINUED)

                                                              As Of
                                                         April 30, 1999
                                                         --------------
     Deferred Revenue                                         $3,000
     Film Cost Amortization                                    8,000
     Net Operating Loss Carryforwards                       7,799,000
     Investment Tax Credit Carryforwards                   2,166,000
     Foreign Tax Credit Carryforwards                        400,000
                                                         --------------
                                                           10,376,000
     Valuation Allowance                                  (10,376,000)
                                                         --------------
                                                                   $0
                                                         ==============

A valuation allowance of $10,376,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of the change in control of the Company resulting from a November 6, 1998 Acquisition Agreement, Internal Revenue Code section 382 significantly limits the Company's ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that its investment tax credit and foreign tax credit carryforwards as well as a significant amount of its net operating loss carryforwards will expire prior to utilization by the Company.

NOTE K - LITIGATION AND CONTINGENCIES

On April 27, 1999, the Company entered into a letter agreement ("Joint Venture Agreement") with Merchant Ivory Productions ("MIP") pursuant to which the Company was required to contribute to Merchant Ivory Distribution, LLC ("MIFD") on or before May 5, 1999 $250,000 plus options to purchase up to 250,000 shares of the Company's common stock. The Company is also required to provide a revolving line of credit of up to $500,000 to MIFD to fund print and advertising expenses incurred by MIFD. MIFD is a joint venture between the Company and MIP, 25% owned by the Company and 75% owned by MIP formed to acquire and subsequently distribute motion pictures in significant markets including the United States. On May 18, 1999, the Company made a contribution of $250,000 to MIFD. MIP has subsequently advised the Company that it believes the Company has materially breached the Joint Venture Agreement by failing to provide the stock options and the line of credit to MIFD. On the other hand, the Company believes that MIP has materially breached its obligations to the Company under the Joint Venture Agreement. MIP and the Company are currently discussing the matter.

In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - INVESTMENT IN LIMITED PARTNERSHIP

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner and owns 50% of the Partnership. Revenue generated by the Picture, after deduction of distribution expenses, is disbursed equally to the Company and the Limited Partner. For financial reporting purposes, the Company's contributions to the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership is recognized when received and the Company's contributions to the Picture are amortized according to the individual film forecast method described in Note A. During the fiscal year ended April 30, 1999, the Company received approximately $164,000 from the Partnership.

NOTE M - INVESTMENT IN JOINT VENTURE

On April 27, 1999, the Company entered into a letter agreement ("Joint Venture Agreement") with Merchant Ivory Productions ("MIP") pursuant to which the Company was required to contribute to Merchant Ivory Distribution, LLC ("MIFD") on or before May 5, 1999 $250,000 plus options to purchase up to 250,000 shares of the Company's common stock. The Company is also required to provide a revolving line of credit of up to $500,000 to MIFD to fund print and advertising expenses incurred by MIFD. MIFD is a joint venture between the Company and MIP, 25% owned by the Company and 75% owned by MIP formed to acquire and distribute motion pictures in significant markets including the United States. As of April 30, 1999, the Company had not made any contributions to MIFD under the Joint Venture Agreement. SEE NOTE K - LITIGATION AND CONTINGENCIES AND NOTE O - TRANSACTIONS SUBSEQUENT TO APRIL 30, 1999.

NOTE N - RELATED PARTY TRANSACTIONS

On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS Securities Corp. (collectively, the "Acquirors") purchased 421,949, 373,350, 159,461 and 100 shares, respectively, of the Company's common stock from the Estate of Stephen Friedman ("Estate"), and FAB simultaneously purchased 7,500 shares from Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. Such shares in the aggregate represented approximately 50.3% of the Company's then outstanding common stock. Phillip Cook, Chairman, Chief Executive Officer and 25% shareholder of FAB Capital became Chairman and Chief Executive Officer of the Company until his resignation on June 24, 1999.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

On November 9, 1998, the Company acquired 19% of the outstanding common stock of Immediate from FAB, MBO and West for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's stock and a note payable to the sellers for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier than April 30, 2000. Pursuant to such transaction FAB, MBO and West, respectively, received $1,016,679, $898,875 and $384,446 in cash, 653,131,
577,479 and 246,957 shares of the Company's common stock and are due $93,175, $82,424 and $35,204 under the Note. During the year ended April 30, 1999, interest expense of $4,996 was accrued on the Note. FAB, MBO and West owned 429,449, 373,350 and 159,461 shares, respectively, of the Company's common stock at the time of this transaction.

In connection with the Convertible Note, the Company agreed to pay FAB Securities of America, Inc. ("FAB Securities"), a wholly-owned subsidiary of FAB, a commission of 5% of the Convertible Note gross proceeds, $50,000. In addition, FAB Securities is entitled to warrants to purchase the Company's common stock equal to 5% of any portion of the Convertible Note converted by Tresor into the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the date of issuance of such warrants. As of April 30, 1999, $11,400 was due and payable to FAB Securities under this agreement.

During the fiscal year ended April 30, 1999, the Company has advanced to Immediate or made payments to third parties on Immediate's behalf the aggregate sum of $147,000. Immediate has agreed to repay such advances together with interest at the rate of 6% per anum.

NOTE O - TRANSACTIONS SUBSEQUENT TO APRIL 30, 1999

On May 12, 1999, the Company used the $1,000,000 in proceeds from the issuance of the Convertible Note to purchase approximately 19% of the outstanding common stock of Star through its wholly owned subsidiary, Orwell.

On May 17, 1999, the Company entered into a Loan Agreement ("Star Loan Agreement") with Star whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. As of September 15, 1999, the Star Loan has not been repaid and the Company is currently in default of the Star Loan Agreement. A further extension of the due date of the Star Loan is currently being discussed with Star.

On May 18, 1999, the Company made a contribution of $250,000 to MIFD. As of September 15, 1999, the Company has not provided any portion of the line credit required under the Joint Venture Agreement. SEE NOTE K LITIGATION AND CONTINGENCIES AND NOTE M - INVESTMENT IN JOINT VENTURE.