Form 10QSB
period 1999-07-31
KINGS ROAD ENTERTAINMENT INC
filed 1999-09-29
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 1999         Commission File No. 0-14234



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

                            YES  [ X ]   NO   [   ]

As of September 20, 1999 the registrant had 3,482,019 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  YES  [    ]    NO  [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                       AS OF
                                                                   JULY 31, 1999
                                                                   -------------
ASSETS
   Cash and Cash Equivalents                                       $     47,857
   Accounts Receivable, net of allowance of $32,630                     208,345
   Film Costs, net of amortization of $168,409,527                      199,084
   Investment in Immediate Entertainment Group                        1,797,286
   Other Investments                                                  1,150,000
   Prepaid Expenses                                                      13,251
   Fixed Assets                                                           8,234
   Other Assets                                                          80,570
                                                                   ------------
TOTAL ASSETS                                                       $  3,504,627
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                $    324,174
   Accrued Expenses                                                      26,938
   Note Payable to Related Parties                                      210,803
   Convertible Note Payable                                           1,000,000
   Note Payable                                                         250,000
   Deferred Revenue                                                       7,275
                                                                   ------------
     TOTAL LIABILITIES                                                1,819,190

COMMITMENTS AND CONTINGENCIES                                                 0

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,481,310 shares issued and outstanding                34,813
   Additional Paid-In Capital                                        24,733,564
   Deficit                                                          (23,082,940)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                       1,685,437
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,504,627
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED JULY 31,
                                                                         1999                  1998
                                                                     -----------           -----------
REVENUES
     Feature Films                                                   $    91,865           $   149,917
     Interest Income                                                         413                32,247
                                                                     -----------           -----------
                                                                          92,278               182,164
COSTS AND EXPENSES
     Costs Related to Revenue                                                  0                 7,357
     Selling Expenses                                                      1,451                 8,465
     General & Administrative Expenses                                   276,467               145,263
     Interest                                                             25,859                     0
                                                                     -----------           -----------
                                                                         303,777               161,085
                                                                     -----------           -----------
     OPERATING (LOSS)/INCOME                                            (211,499)               21,079
OTHER EXPENSES
     Equity in Losses of Affiliates                                      237,849                     0
     Adjustment in Valuation of Other Investments                        100,000                     0
                                                                     -----------           -----------
                                                                         337,849                     0
     (LOSS)/INCOME BEFORE INCOME TAXES                                  (549,348)               21,079
Provision for Income Taxes                                                   110               (19,114)
                                                                     -----------           -----------
     NET (LOSS)/INCOME                                               ($  549,458)          $    40,193
                                                                     ===========           ===========
     Net (Loss)/Income Per Share - Basic                             ($     0.16)          $      0.02
                                                                     ===========           ===========
     Weighted Average Number of Common
     Shares - Basic                                                    3,474,334             1,911,748
                                                                     ===========           ===========
     Net (Loss)/Income Per Share - Diluted                           ($     0.16)          $      0.02
                                                                     ===========           ===========
     Weighted Average Number of Common Shares
     and Common Share Equivalents - Diluted                            3,474,334             1,935,446
                                                                     ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                   Common            Common          Additional         Retained           Total
                                   Stock             Stock            Paid-In           Earnings/       Stockholders'
                                   Shares            Amount           Capital           (Deficit)           Equity
                                ------------      ------------      ------------      ------------      ------------
Balance,
   April 30, 1998                  1,911,748      $     19,118      $ 21,117,200      $(17,996,623)     $  3,139,695
   Issuance of Stock for
     Investment in Immediate       1,477,567            14,775         3,029,016                --         3,043,791
   Issuance of Convertible
      Note                                --                --           427,185                --           427,185
   Net Loss                               --                --                --        (4,536,859)       (4,536,859)
                                ------------      ------------      ------------      ------------      ------------
Balance,
   April 30, 1999                  3,389,315            33,893        24,573,401       (22,533,482)        2,073,812
   Issuance of Stock
     for Cash                         91,995               920           160,163                --           161,083
   Net Loss                               --                --                --          (549,458)         (549,458)
                                ------------      ------------      ------------      ------------      ------------
Balance,
   July 31, 1999                   3,481,310      $     34,813      $ 24,733,564      $(23,082,940)     $  1,685,437
                                ============      ============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                              ENDED JULY 31,
                                                                        1999                  1998
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                              $  (549,458)          $    40,193
     Adjustments to reconcile Net (Loss)/Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                                   1,534                 9,420
          Equity in Losses of Affiliates                                237,849
          Adj. in Valuation of Other Investments                        100,000
     Change in Assets and Liabilities:
          Decrease in Restricted Cash                                 1,000,000                     0
          (Increase)/Decrease in Accounts Receivable                    123,997               (83,437)
          Increase in Amount Due from Related Party                     (93,210)                    0
          Decrease/(Increase) in Prepaid Expenses                         2,983                 5,894
          Decrease in Other Assets                                       60,609                     0
          (Decrease)/Increase in Accounts Payable                        53,198               (29,524)
          Increase in Accrued Expenses                                  (64,714)               18,160
          (Decrease)/Increase in Deferred Revenue                             0                (1,200)
                                                                    -----------           -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED BY/
     (USED IN) OPERATING ACTIVITIES                                     872,788               (40,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Other Investments                                   (1,250,000)
     Gross Additions to Film Cost                                       (41,597)               (2,349)
     Purchase of Marketable Securities                                        0            (2,420,547)
     Purchase of Fixed Assets                                                 0                (3,222)
                                                                    -----------           -----------
     NET CASH AND CASH EQUIVALENTS USED
     IN INVESTING ACTIVITIES                                         (1,291,597)           (2,426,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                           161,083                     0
     Issuance of Note Payable                                           250,000                     0
                                                                    -----------           -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                            411,083                     0
                                                                    -----------           -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (7,726)           (2,466,612)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         55,583             2,658,500
                                                                    -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    47,857           $   191,888
                                                                    ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 1999 included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1999 and the results of operations and cash flows for the three months ended July 31, 1999 and 1998 have been included.

The results of operations for the three-month period ended July 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1999.

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

Certain amounts for the quarter ended July 31, 1998 have been reclassified to conform with the presentation of the July 31, 1999 amounts. The reclassifications have no effect on net income for the quarter ended July 31, 1999.

NOTE B - FILM COSTS

Film costs consist of:
                                                       As Of
                                                   July 31, 1999
                                                   -------------
          Released Films, less amortization             $ 30,517
          Films in Development                           168,567
                                                   -------------
                                                        $199,084
                                                   =============

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVESTMENT IN IMMEDIATE ENTERTAINMENT GROUP

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803. The Company's investment in Immediate has been accounted for using the equity method. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company's investment in Immediate also includes $240,210 of amounts advanced to Immediate or payments made to third parties on Immediate's behalf.

NOTE D - OTHER INVESTMENTS

On May 12, 1999, the Company acquired 140 shares of Star TV AG ("Star"), approximately 19% of Star's outstanding common stock for $1,000,000 in cash. The Company's investment in Star has been accounted for using the cost method. Star is a developing cable television network based in Switzerland.

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

NOTE E - NOTES PAYABLE

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, from FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO") and West Union Leasing Ltd. ("West") for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 ("Note"). Pursuant to such transaction, FAB, MBO and West are due $93,175, $82,424, and $35,204, respectively, under the Note. The accrued and unpaid interest balance at July 31, 1999 was $7,653.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (CONTINUED)

On April 26, 1999, the Company issued a convertible note ("Convertible Note") to Tresor Worldwide Limited ("Tresor") in the principal amount of $1,000,000. The Convertible Note has a term of one year and bears interest at the rate of 8% per annum, payable quarterly on July 1, 1999, October 1, 1999 and January 1, 2000. Tresor has the right to convert, in whole or in part, any outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company's common stock at the lower of (i) $2.06 per share or (ii) 70% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion but in no event less than $1.00 ("Conversion Price"). The Conversion Price is subject to reduction of 3% per month beginning on the six month anniversary of the Convertible Note in the event any portion of the securities issuable upon conversion have not been registered under the Securities Act of 1933, as amended. The Company has entered into a Registration Rights Agreement with the note holder wherein the Company, as soon as practicable, has agreed to register the securities issuable upon conversion of the Convertible Note. The accrued and unpaid interest balance at July 31, 1999 was $6,795.

On May 17, 1999, the Company entered into a Loan Agreement ("Star Loan Agreement") with Star whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. By further agreement, the due date was extended until December 22, 1999. The accrued and unpaid interest balance at July 31, 1999 was $3,038.

NOTE F - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                  Quarter Ending      Quarter Ending
                                                  July 31, 1999       July 31, 1998
                                                  -------------       -------------
     Computed Expected Tax at Statutory Rate        $ 237,779           $   7,167
     State and Local Taxes                                110                   0
     Benefit of Prior Years Amended Returns                 0             (19,286)
     Foreign Taxes                                          0                 172
                                                     (237,779)             (7,167)
                                                    ---------           ---------
     Valuation Allowance
                                                    $     110           ($ 19,114)
                                                    =========           =========

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES (CONTINUED)

The Company filed amended federal and state tax returns for the fiscal years ended April 30, 1997 and 1996 that resulted in a reduction in income tax expense of $19,286 recorded during the quarter ended July 31, 1998.

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $19,496,000 (expiring between 2001 and 2016) to offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                                      As Of
                                                                                  July 31, 1999
                                                                                  -------------
                 Deferred Revenue                                                 $       3,000
                 Film Cost Amortization                                                   8,000
                 Net Operating Loss Carryforwards                                     7,799,000
                 Investment Tax Credit Carryforwards                                  2,166,000
                 Foreign Tax Credit Carryforwards                                       400,000
                                                                                  -------------
                                                                                     10,376,000
                                                                                  -------------
                 Valuation Allowance                                                (10,376,000)
                                                                                  -------------
                                                                                  $           0
                                                                                  =============

A valuation allowance of $10,376,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of a change in control of the Company that occurred in November 1998, Internal Revenue Code section 382 significantly limits the Company's ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that its investment tax credit and foreign tax credit carryforwards as well as a significant amount of its net operating loss carryforwards will expire prior to utilization by the Company.

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

        On May 12, 1999, the Company acquired 140 shares of Star TV AG ("Star"), approximately 19% of Star's outstanding common stock for $1,000,000 in cash. Star is a developing cable television network based in Switzerland.

RESULTS OF OPERATIONS

        For the quarter ended July 31, 1999 feature film revenues were approximately $92,000 as compared to approximately $150,000 for the quarter ended July 31, 1997. The substantial decrease in feature film revenues of approximately 39% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements a new overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $400 for the quarter ended July 31, 1999 from approximately $32,000 during the same quarter last year, reflecting the decrease in cash and marketable securities held during the quarter ended July 31, 1999 versus the same period last year.

        The Company had no costs related to revenue for the quarter ended July 31, 1999 versus approximately $7,000 for the quarter ended July 31, 1998. This decrease results from the fact that a significant portion of the costs associated with the Company's films have previously been amortized. Creator and The Big Easy, for example, generated significant revenues during the quarter with no amortization of costs associated with those revenues. Selling expenses decreased to approximately $1,000 during the quarter ended July 31, 1999 versus approximately $8,000 during the same quarter last year.

        General and administrative costs increased by approximately 90% to approximately $276,000 during the quarter ended July 31, 1999 versus approximately $145,000 during the same period last year. This increase results primarily from increases in professional fees (accounting and consultants), investor relations costs, financing costs associated with the Convertible Note and the write-off of certain amounts advanced to third parties. Interest expense during the quarter ended July 31, 1999 was approximately $26,000 reflecting the interest incurred by the Company on its outstanding notes payable. During the quarter ended July 31, 1998, the Company had no interest expense.

        Equity in losses of affiliates was approximately $238,000 during the quarter ended July 31, 1999 reflecting the Company's share of losses incurred by Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

        During the quarter ended July 31, 1999, the Company incurred a net loss of approximately $549,000 versus net income of approximately $40,000 for the quarter ended July 31, 1998. This loss results primarily from (i) a valuation allowance recorded to reflect the Company's uncertainty in fully recovering a certain investment, (ii) the Company's share of losses incurred by Immediate,
(iii) a substantial decrease in feature film revenues due to the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995 and (iv) increased general and administrative and interest expenses. During the quarters ended July 31, 1999 and 1998, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the quarter ended July 31, 1999 was motion picture licensing income and the proceeds from the Star Loan. Except for the financing of film production costs and the repayment of the Convertible Note, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

        For the quarter ended July 31, 1999, the Company's net cash flow provided by its operating activities was approximately $873,000, an increase of approximately $913,000 as compared to approximately $40,000 of net cash flow used in operating activities during the quarter ended July 31, 1998. During the quarter ended July 31, 1999, the Company used its cash flow from operations plus approximately $411,000 of cash flow provided by financing activities to make investments of $1,000,000 in Star TV and $250,000 in the Merchant Ivory Joint Venture. SEE NOTE D - INVESTMENT IN STAR TV AND NOTE E - INVESTMENT IN MERCHANT IVORY JOINT VENTURE. As of July 31, 1999, the Company had cash, cash equivalents and marketable securities of approximately $48,000 as compared to approximately $2,612,000 as of July 31, 1998.

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

        On May 17, 1999, the Company entered into the Star Loan Agreement whereby the Company borrowed $250,000 from Star bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. By further agreement, the due date was extended until December 22, 1999.

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


Date: September 28, 1999             KINGS ROAD ENTERTAINMENT, INC.


                                     By: /s/CHRISTOPHER M. TRUNKEY
                                        ----------------------------
                                        Christopher M. Trunkey,
                                        Chief Financial Officer