Form 10QSB
period 1999-10-31
KINGS ROAD ENTERTAINMENT INC
filed 1999-12-20
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1999      Commission File No. 0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

         Delaware                                                95-3587522
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                        3489 West Cahuenga Blvd., Suite D
                           Hollywood, California 90068
                     (Address of principal executive office)

Issuer's telephone number:  (323) 512-5045

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   NO [ ]

As of December 15, 1999 the registrant had 3,482,019 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  YES [ ]    NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       AS OF
                                                                   OCT. 31, 1999
                                                                   ------------
ASSETS

   Cash and Cash Equivalents                                       $      8,736
   Accounts Receivable, net of allowance of $32,630                     164,694
   Film Costs, net of amortization of $168,424,493                      172,675
   Investment in Immediate Entertainment Group                          838,518
   Other Investments                                                  1,000,000
   Prepaid Expenses                                                      13,251
   Fixed Assets                                                           6,199
   Other Assets                                                          53,405
                                                                   ------------
TOTAL ASSETS                                                       $  2,257,478
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accounts Payable                                                $    251,411
   Accrued Expenses                                                      32,224
   Note Payable to Related Parties                                      210,803
   Convertible Note Payable                                           1,000,000
   Note Payable                                                         250,000
   Deferred Revenue                                                       2,775
                                                                   ------------
     TOTAL LIABILITIES                                                1,747,213

COMMITMENTS AND CONTINGENCIES                                                 0

STOCKHOLDERS' EQUITY

   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,481,310 shares issued and outstanding                34,820
   Additional Paid-In Capital                                        24,734,382
   Deficit                                                          (24,258,937)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                         510,265
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,257,478
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS                         SIX MONTHS
                                                            ENDED OCT. 31,                      ENDED OCT. 31,
                                                       1999              1998              1999               1998
                                                    -----------       -----------       -----------       -----------
REVENUES
  Feature Films                                     $   198,575       $    72,247       $   290,440       $   222,164
  Interest Income                                             0            34,452               413            66,699
                                                    -----------       -----------       -----------       -----------
                                                        198,575           106,699           290,853           288,863

COSTS AND EXPENSES
  Costs Related to Revenue                               34,966             1,500            34,966             8,857
  Selling Expenses                                        3,756            21,008             5,207            29,473
  General & Administrative Expenses                     200,375           167,324           476,842           312,587
  Interest                                               26,571                 0            52,430                 0
                                                    -----------       -----------       -----------       -----------
                                                        265,668           189,832           569,445           350,917
                                                    -----------       -----------       -----------       -----------
  OPERATING LOSS                                        (67,093)          (83,133)         (278,592)          (62,054)

OTHER EXPENSES
  Equity in Losses of Affiliates                        958,768                 0         1,196,617                 0
  Adjustment in Valuation of Other Investments          150,000                 0           250,000                 0
                                                    -----------       -----------       -----------       -----------
                                                      1,108,768                 0         1,446,617                 0

  LOSS BEFORE INCOME TAXES                           (1,175,861)          (83,133)       (1,725,209)          (62,054)

Provision for Income Taxes                                  136               174               246           (18,940)
                                                    -----------       -----------       -----------       -----------
  NET LOSS                                          ($1,175,997)      ($   83,307)      ($1,725,455)      ($   43,114)
                                                    ===========       ===========       ===========       ===========

  Net Loss Per Share - Basic                        ($     0.34)      ($     0.04)      ($     0.50)      ($     0.02)
                                                    ===========       ===========       ===========       ===========

  Weighted Average Number of Common
  Shares - Basic                                      3,482,019         1,911,748         3,478,177         1,911,748
                                                    ===========       ===========       ===========       ===========

  Net Loss Per Share - Diluted                      ($     0.34)      ($     0.04)      ($     0.50)      ($     0.02)
                                                    ===========       ===========       ===========       ===========

  Weighted Average Number of Common Shares
  and Common Share Equivalents - Diluted              3,482,019         1,911,748         3,478,177         1,911,748
                                                    ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                     Common            Common           Additional        Retained             Total
                                     Stock             Stock             Paid-In          Earnings/        Stockholders'
                                     Shares            Amount            Capital          (Deficit)            Equity
                                  ------------      ------------      ------------      ------------       ------------
Balance,
   April 30, 1998                    1,911,748      $     19,118      $ 21,117,200      ($17,996,623)      $  3,139,695
   Issuance of Stock for
     Investment in Immediate         1,477,567            14,775         3,029,016              --            3,043,791
   Issuance of Convertible
      Note                                --                --             427,185              --              427,185
   Net Loss                               --                --                --          (4,536,859)        (4,536,859)
                                  ------------      ------------      ------------      ------------       ------------
Balance,
   April 30, 1999                    3,389,315            33,893        24,573,401       (22,533,482)         2,073,812
   Issuance of Stock
     for Cash                           92,704               927           160,981              --              161,908
   Net Loss                               --                --                --          (1,725,455)        (1,725,455)
                                  ------------      ------------      ------------      ------------       ------------
Balance,
   October 31, 1999                  3,482,019      $     34,820      $ 24,734,382      ($24,258,937)      $    510,265
                                  ============      ============      ============      ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE SIX MONTHS
                                                                 ENDED OCTOBER 31,
                                                              1999              1998
                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                             ($1,725,455)      ($   43,114)
     Adjustments to reconcile Net Loss to Net Cash
     Provided by/(Used in) Operating Activities:
          Depreciation and Amortization                        37,223            12,974
          Equity in Losses of Affiliates                    1,196,617                 0
          Adj. in Valuation of Other Investments              250,000                 0
     Change in Assets and Liabilities:
          Decrease in Restricted Cash                       1,000,000                 0
          Decrease/(Increase) in Accounts Receivable          167,648           (23,496)
          Increase in Amount Due from Related Party           (93,210)                0
          Decrease/(Increase) in Prepaid Expenses               2,983            (9,558)
          Decrease in Other Assets                             87,774                 0
          Decrease in Accounts Payable                        (19,565)         (105,958)
          Decrease in Accrued Expenses                        (59,428)           (6,840)
          Decrease in Deferred Revenue                         (4,500)           (1,200)
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED BY/
     (USED IN) OPERATING ACTIVITIES                           840,087          (177,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Other Investments                         (1,250,000)                0
     Gross Additions to Film Cost                             (50,154)          (20,580)
     Disposal/(Purchase) of Fixed Assets                        1,312            (4,560)
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS USED
     IN INVESTING ACTIVITIES                               (1,298,842)          (25,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock                                        161,908                 0
     Issuance of Note Payable                                 250,000                 0
                                                          -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                  411,908                 0
                                                          -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (46,847)         (202,332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               55,583         2,658,500
                                                          -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     8,736       $ 2,456,168
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1999 and the results of operations and cash flows for the three and six month periods ended October 31, 1999 and 1998 have been included.

The results of operations for the three and six month periods ended October 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1999.

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

Certain amounts for the three and six month periods ended October 31, 1998 have been reclassified to conform to the presentation of the October 31, 1999 amounts. The reclassifications have no effect on the net loss for the quarter ended October 31, 1999.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - FILM COSTS

Film costs consist of:

                                                           As Of
                                                       Oct. 31, 1999
                                                       -------------
           Released Films, less amortization               $15,551
           Films in Development                            157,124
                                                          --------
                                                          $172,675
                                                          ========

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

The Company has evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of approximately $959,000 during the quarter ended October 31, 1999. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

NOTE D - OTHER INVESTMENTS

On May 12, 1999, the Company acquired 140 shares of Star TV AG ("Star"), approximately 19% of Star's outstanding common stock for $1,000,000 in cash. The Company's investment in Star has been accounted for using the cost method. Star is a developing cable television network based in Switzerland.

NOTE E - NOTES PAYABLE

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, from FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO") and West Union Leasing Ltd. ("West") for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 ("Note"). Pursuant to such transaction, FAB, MBO and West are due $93,175, $82,424, and $35,204, respectively, under the Note. The accrued and unpaid interest balance at October 31, 1999 was $10,310.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (CONTINUED)

On April 26, 1999, the Company issued a convertible note ("Convertible Note") to Tresor Worldwide Limited ("Tresor") in the principal amount of $1,000,000. The Convertible Note bears interest at the rate of 8% per annum, payable quarterly on July 1, 1999, October 1, 1999 and January 1, 2000. Tresor has the right to convert, in whole or in part, any outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company's common stock at the lower of (i) $2.06 per share or (ii) 70% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion but in no event less than $1.00 ("Conversion Price"). The Conversion Price is subject to reduction of 3% per month beginning on the six month anniversary of the Convertible Note if any portion of the securities issuable upon conversion have not been registered under the Securities Act of 1933, as amended. The Company has entered into a Registration Rights Agreement with Tresor wherein the Company, as soon as practicable, has agreed to register the securities issuable upon conversion. The accrued and unpaid interest balance at October 31, 1999 was $6,795. The Company is currently in default of the Convertible Note. Upon written notice to the Company, Tresor, the Convertible Note holder, may immediately demand repayment of all amounts due under the Convertible Note. At the present time, the Company does not have the resources to repay amounts due under the Convertible Note if such a demand is made.

On May 17, 1999, the Company entered into a Loan Agreement ("Star Loan Agreement") with Star whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. By further agreement, the due date was extended until December 22, 1999. The accrued and unpaid interest balance at October 31, 1999 was $6,788.

NOTE F - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, the Company believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                            Six Months Ended   Six Months Ended
                                              Oct. 31, 1999      Oct. 31, 1998
                                              -------------      -------------
Computed Expected Tax at Statutory Rate         ($260,590)         ($ 21,098)
State and Local Taxes                                 112                  0
Benefit of Prior Years Amended Returns                  0            (19,286)
Foreign Taxes                                         134                346
Valuation Allowance                               260,590             21,098
                                                ---------          ---------
                                                $     246          ($ 18,940)
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

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                                  As Of
                                                              Oct. 31, 1999
                                                              -------------
     Deferred Revenue                                         $      3,000
     Film Cost Amortization                                          8,000
     Net Operating Loss Carryforwards                            7,799,000
     Investment Tax Credit Carryforwards                         2,166,000
     Foreign Tax Credit Carryforwards                              400,000
                                                              ------------
                                                                10,376,000
     Valuation Allowance                                       (10,376,000)
                                                              ------------
                                                              $          0
                                                              ============

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

         On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS Securities, Inc. purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share. MAC agreed that, in the event the Purchase Offer was not made within ninety days after November 6, 1998, it would deposit $1,800,000 into escrow to be applied toward the Purchase Offer. FAB agreed to make the $1,800,000 deposit into escrow in the event MAC did not do so. On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 1999 VS. THE THREE MONTHS ENDED OCTOBER 31, 1998

         For the quarter ended October 31, 1999 feature film revenues were approximately $199,000 as compared to approximately $72,000 for the quarter ended October 31, 1998. The increase in feature film revenues of approximately $127,000 results primarily from revenue generated by the initial release of "All of Me", "The Best of Times" and "The Big Easy" to the DVD market pursuant to an agreement between Trimark Pictures and the Company. The Company had no interest income for the quarter ended October 31, 1999 versus approximately $34,000 during the same quarter last year, reflecting the substantial decrease in cash and marketable securities held during the quarter ended October 31, 1999 versus the same period last year.

         Costs related to revenue for the quarter ended October 31, 1999 increased to approximately $35,000 versus approximately $2,000 for the quarter ended October 31, 1998. This increase results primarily from a reserve for abandoned development projects of approximately $20,000 recorded by the Company during the quarter ended October 31,1999. Selling expenses decreased to approximately $4,000 during the quarter ended October 31, 1999 versus approximately $21,000 during the same quarter last year. This decrease results primarily from decreased distribution expenses related to the Company's agreement with Trimark Pictures to release seventeen (17) of the Company's films to the DVD and home videocassette markets.

         General and administrative costs increased by approximately 20% to approximately $200,000 during the quarter ended October 31, 1999 versus approximately $167,000 during the same period last year. This increase results primarily from increased professional fees and financing costs partially offset by decreases in employee salary expenses. Interest expense during the quarter ended October 31, 1999 was approximately $27,000 reflecting the interest incurred by the Company on its outstanding notes payable. During the quarter ended October 31, 1998, the Company had no interest expense.

         Equity in losses of affiliates was approximately $959,000 during the quarter ended October 31, 1999 resulting from a valuation allowance recorded by the Company to reflect the Company's evaluation of the recoverability of its investment in Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

         During the quarter ended October 31, 1999, the Company incurred a net loss of approximately $1,176,000 versus a net loss of approximately $83,000 for the quarter ended October 31, 1998. This increased loss results primarily from
(i) a valuation allowance of approximately $150,000 recorded to reflect the Company's uncertainty in fully recovering a certain investment, and (ii) a valuation allowance of approximately $959,000 recorded to reflect the Company's uncertainty in fully recovering its investment in Immediate. During the quarters ended October 31, 1999 and 1998, the Company had no significant provision for income taxes.

THE SIX MONTHS ENDED OCTOBER 31, 1999 VS. THE SIX MONTHS ENDED OCTOBER 31, 1998

         For the six months ended October 31, 1999 feature film revenues were approximately $290,000 as compared to approximately $222,000 for the six months ended October 31, 1998. This increase in feature film revenues of approximately $68,000 results primarily from revenue generated by the initial release of "All of Me", "The Best of Times" and "The Big Easy" to the DVD market pursuant to an agreement between Trimark Pictures and the Company. During the six months ended October 31, 1999, interest income was approximately $1,000 versus approximately $67,000 during the same quarter last year, reflecting the substantial decrease in cash and marketable securities held during the six months ended October 31, 1999 versus the same period last year.

         Costs related to revenue for the six months ended October 31, 1999 increased to approximately $35,000 versus approximately $9,000 for the six months ended October 31, 1998. This increase results primarily from a reserve for abandoned development projects of approximately $20,000 recorded by the Company during the six months ended October 31, 1999. Selling expenses decreased to approximately $5,000 during the six months ended October 31, 1999 versus approximately $29,000 during the same period last year. This decrease results primarily from decreased distribution expenses related to the Company's agreement with Trimark Pictures to release seventeen (17) of the Company's films to the DVD and home videocassette markets.

         General and administrative costs increased by approximately 53% to approximately $477,000 during the six months ended October 31, 1999 versus approximately $313,000 during the same period last year. This increase results primarily from increases in professional fees (accounting and consultants), investor relations costs, financing costs associated with the Convertible Note and the write-off of certain amounts advanced to third parties partially offset by a decrease in employee salary expenses. Interest expense during the six months ended October 31, 1999 was approximately $52,000 reflecting the interest incurred by the Company on its outstanding notes payable. During the six months ended October 31, 1998, the Company had no interest expense.

         Equity in losses of affiliates was approximately $1,197,000 during the six months ended October 31, 1999 resulting primarily from a valuation allowance of approximately $959,000 recorded by the Company to reflect the Company's evaluation of the recoverability of its investment in Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

         During the six months ended October 31, 1999, the Company incurred a net loss of approximately $1,725,000 versus a net loss of approximately $43,000 for the six months ended October 31, 1998. This loss results primarily from (i) a valuation allowance of approximately $250,000 recorded to reflect the Company's uncertainty in fully recovering a certain investment, (ii) a valuation allowance of approximately $959,000 recorded to reflect the Company's uncertainty in fully recovering its investment in Immediate (iii) the Company's share of losses incurred by Immediate, and (iv) increased general and administrative and interest expenses. During the six month periods ended October 31, 1999 and 1998, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital during the three and six month periods ended October 31, 1999 were motion picture licensing income, the proceeds from the Star Loan and the proceeds from a Regulation S offering to offshore investors. Except for the financing of film production costs and the repayment of the Convertible Note, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

         For the six months ended October 31, 1999, the Company's net cash flow provided by its operating activities was approximately $840,000, an increase of approximately $1,017,000 as compared to approximately $177,000 of net cash flow used in operating activities during the quarter ended October 31, 1998. During the six months ended October 31, 1999, the Company used its cash flow from operations plus approximately $412,000 of cash flow provided by financing activities to make investments of $1,250,000. SEE NOTE D - INVESTMENT IN STAR TV. As of October 31, 1999, the Company had cash and cash equivalents of approximately $9,000 as compared to approximately $2,456,000 at October 31, 1998.

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

         The Company is currently in default of the Convertible Note. Upon written notice to the Company, Tresor, the Convertible Note holder, may immediately demand repayment of all amounts due under the Convertible Note. At the present time, the Company does not have the resources to repay amounts due under the Convertible Note if such a demand is made. If the Company's default is not cured or waived or if the Convertible Note is not converted, the Company will need to secure financing to repay the Convertible Note. There can be no assurance that such financing can be secured by the Company. SEE NOTE E - NOTES PAYABLE.

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

ITEM 5 - OTHER INFORMATION

         In October 1999, the Company's common stock was de-listed from the NASDAQ SmallCap Market because the Company failed to meet certain minimum listing maintenance criteria. The Company's common stock subsequently began trading on the OTC Bulletin Board.

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

(b)  FORMS 8-K

      On September 15, 1999, the Company filed a Form 8-K reporting under Item 4 thereof a change in the Company's independent auditors and under Item 5 thereof the possible de-listing of the Company's common stock from the NASDAQ SmallCap Market.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 15, 1999                    KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/Christopher M. Trunkey
                                                -----------------------------
                                                Christopher M. Trunkey,
                                                Chief Financial Officer