Form 10QSB
period 2000-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2000-03-21
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 2000      Commission File No. 0-14234



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

                                 YES [X]   NO [ ]


As of March 15, 1999 the registrant had 3,482,019 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]     NO [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                    AS OF
                                                                               JAN. 31, 2000
                                                                              ---------------

     ASSETS
        Cash and Cash Equivalents                                               $    37,672
        Accounts Receivable, net of allowance of $32,630                            146,920
        Film Costs, net of amortization of $168,424,493                             132,532
        Investment in Immediate Entertainment Group                                 539,364
        Other Investments                                                         1,000,000
        Prepaid Expenses                                                             18,876
        Fixed Assets                                                                  9,748
        Other Assets                                                                 26,606
                                                                                -----------
     TOTAL ASSETS                                                               $ 1,911,718
                                                                                ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
        Accounts Payable                                                        $   205,985
        Accrued Expenses                                                             33,459
        Note Payable to Related Parties                                             210,803
        Convertible Note Payable                                                  1,000,000
        Note Payable                                                                250,000
        Deferred Revenue                                                              1,900
                                                                                -----------
          TOTAL LIABILITIES                                                       1,702,147

     STOCKHOLDERS' EQUITY
        Common Stock, $.01 par value, 12,000,000 shares
           authorized, 3,481,310 shares issued and outstanding                       34,820
        Additional Paid-In Capital                                               24,734,382
        Deficit                                                                 (24,559,631)
                                                                                -----------
          TOTAL STOCKHOLDERS' EQUITY                                                209,571
                                                                                -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,911,718
                                                                                ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS                        NINE MONTHS
                                                                      ENDED JAN. 31,                      ENDED JAN. 31,
                                                                  2000            1999               2000             1999
                                                              ----------      ----------         ----------       ----------
REVENUES
  Feature Films                                               $  234,898      $  242,806         $  525,338       $  464,970
  Interest Income                                                    168           4,466                581           71,165
                                                              ----------      ----------         ----------       ----------
                                                                 235,066         247,272            525,919          536,135

COSTS AND EXPENSES
  Costs Related to Revenue                                        41,249          81,997             76,215           90,854
  Selling Expenses                                                 8,858           3,016             14,065           32,489
  General & Administrative Expenses                              157,307         235,604            634,149          548,191
  Interest                                                        26,571           2,426             79,001            2,426
  Cancellation of Stock Options                                        0         113,754                  0          113,754
                                                              ----------      ----------         ----------       ----------
                                                                 233,985         436,797            803,430          787,714
                                                              ----------      ----------         ----------       ----------
  OPERATING INCCOME/(LOSS)                                         1,081        (189,525)          (277,511)        (251,579)

OTHER EXPENSES
  Equity in Losses of Affiliates                                 299,155          31,236          1,495,772           31,236
  Adjustment in Valuation of Other Investments                         0               0            250,000                0
                                                              ----------      ----------         ----------       ----------
                                                                 299,155          31,236          1,745,772           31,236

  LOSS BEFORE INCOME TAXES                                      (298,074)       (220,761)        (2,023,283)        (282,815)

Provision for Income Taxes                                         2,620               0              2,866          (18,940)
                                                              ----------      ----------         ----------       ----------
  NET LOSS                                                     ($300,694)      ($220,761)       ($2,026,149)       ($263,875)
                                                              ==========      ==========         ==========       ==========
  Net Loss Per Share - Basic                                      ($0.09)         ($0.07)            ($0.58)          ($0.11)
                                                              ==========      ==========         ==========       ==========

  Weighted Average Number of Common
  Shares - Basic                                               3,482,019       3,389,315          3,479,457        2,404,270
                                                              ==========      ==========         ==========       ==========

  Net Loss Per Share - Diluted                                    ($0.09)         ($0.07)            ($0.58)          ($0.11)
                                                              ==========      ==========         ==========       ==========

  Weighted Average Number of Common Shares
  and Common Share Equivalents - Diluted                       3,482,019       3,389,315          3,479,457        2,404,270
                                                              ==========      ==========         ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         FOR THE NINE MONTHS
                                                                                          ENDED JANUARY 31,
                                                                                      2000                 1999
                                                                                   -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      ($2,026,149)          ($263,875)
     Adjustments to reconcile Net Loss to Net Cash
     Provided by/(Used in) Operating Activities:
          Depreciation and Amortization                                                 79,547              97,024
          Equity in Losses of Affiliates                                             1,495,772              31,236
          Adj. in Valuation of Other Investments                                       250,000                   0
     Change in Assets and Liabilities:
          Decrease in Restricted Cash                                                1,000,000                   0
          Decrease/(Increase) in Accounts Receivable                                   185,422             (14,645)
          Increase in Amount Due from Related Party                                    (93,210)                  0
          Increase in Prepaid Expenses                                                  (2,642)            (24,260)
          Decrease in Other Assets                                                     114,573                   0
          Decrease in Accounts Payable                                                 (64,991)            (28,150)
          Decrease in Accrued Expenses                                                 (58,193)             (4,414)
          Decrease in Deferred Revenue                                                  (5,375)             (1,200)
                                                                                   -----------          ----------
     NET CASH AND CASH EQUIVALENTS PROVIDED BY/
     (USED IN) OPERATING ACTIVITIES                                                    874,754            (208,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Investments                                                        (1,250,000)         (5,983,087)
     Gross Additions to Film Cost                                                      (51,261)            (98,441)
     Purchase of Fixed Assets                                                           (3,312)             (4,560)
                                                                                   -----------          ----------
     NET CASH AND CASH EQUIVALENTS USED
     IN INVESTING ACTIVITIES                                                        (1,304,573)         (6,086,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock                                                                 161,908                   0
     Issuance of Note Payable                                                          250,000                   0
     Issuance of Stock for Investments                                                       0           3,472,285
     Borrowing from Related Parties                                                          0             210,803
                                                                                   -----------          ----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                                           411,908           3,683,088
                                                                                   -----------          ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (17,911)         (2,611,284)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        55,583           2,658,500
                                                                                   -----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    37,672          $   47,216
                                                                                   ===========          ==========


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2000 and the results of operations and cash flows for the three and nine month periods ended January 31, 2000 and 1999 have been included.

The results of operations for the three and nine month periods ended January 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1999.

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

Certain amounts for the three and nine month periods ended January 31, 1999 have been reclassified to conform to the presentation of the January 31, 2000 amounts. The reclassifications have no effect on the net loss for the three and nine month periods ended January 31, 1999.


NOTE B - FILM COSTS

Film costs consist of:

                                                                       As Of
                                                                   Jan. 31, 2000
                                                                   -------------
           Released Films, less amortization                               $0
           Films in Development                                       132,532
                                                                     --------
                                                                     $132,532
                                                                     ========

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

The Company has evaluated the recoverability of its investment in Immediate and has recorded a valuation allowance of approximately $1,258,000 during the nine months ended January 31, 2000. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.


NOTE D - OTHER INVESTMENTS

On May 12, 1999, the Company acquired 140 shares of Star TV AG ("Star"), approximately 19% of Star's outstanding common stock for $1,000,000 in cash. The Company's investment in Star has been accounted for using the cost method. Star is a developing cable television network based in Switzerland. (SEE NOTE G - SUBSEQUENT EVENTS).


NOTE E - NOTES PAYABLE

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, from FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO") and West Union Leasing Ltd. ("West") for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 ("Note"). Pursuant to such transaction, FAB, MBO and West are due $93,175, $82,424, and $35,204, respectively, under the Note. The accrued and unpaid interest balance at January 31, 2000 was $12,967.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E - NOTES PAYABLE (CONTINUED)

On April 26, 1999, the Company issued a convertible note ("Convertible Note") to Tresor Worldwide Limited ("Tresor") in the principal amount of $1,000,000. The Convertible Note bore interest at the rate of 8% per annum, payable quarterly on July 1, 1999, October 1, 1999 and January 1, 2000. Tresor had the right to convert, in whole or in part, any outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company's common stock at the lower of (i) $2.06 per share or (ii) 70% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion but in no event less than $1.00 ("Conversion Price"). The Conversion Price was subject to reduction of 3% per month beginning on the six month anniversary of the Convertible Note if any portion of the securities issuable upon conversion had not been registered under the Securities Act of 1933, as amended. The Company entered into a Registration Rights Agreement with Tresor wherein the Company, as soon as practicable, agreed to register the securities issuable upon conversion. The accrued and unpaid interest balance at January 31, 2000 was $6,793. (SEE NOTE G - SUBSEQUENT EVENTS).

On May 17, 1999, the Company entered into a Loan Agreement ("Star Loan Agreement") with Star whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. The Star Loan was originally due July 19, 1999. By agreement dated July 22, 1999, the due date was extended until August 19, 1999. By further agreement, the due date was extended until December 22, 1999. The accrued and unpaid interest balance at January 31, 2000 was $10,538. (SEE NOTE G - SUBSEQUENT EVENTS).


NOTE F - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, the Company believes such contingencies will not have a materially adverse impact on the Company's financial position or results of operations.


NOTE G - SUBSEQUENT EVENTS

On February 15, 2000, the Company sold its investment in Star back to Star in exchange for (i) extinguishment of the Star Loan and related interest payable and (ii) cash proceeds of $1,000,000. Using the cash proceeds, the Company then repaid the Convertible Note in full.

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

         On May 12, 1999, the Company acquired 140 shares of Star TV AG ("Star"), approximately 19% of Star's outstanding common stock for $1,000,000 in cash. Star is a developing cable television network based in Switzerland. On February 15, 2000, the Company sold its investment in Star back to Star in exchange for (i) extinguishment of the $250,000 Star Loan and related interest payable and (ii) cash proceeds of $1,000,000.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JANUARY 31, 2000 VS. THE THREE MONTHS
ENDED JANUARY 31, 1999

         For the quarter ended January 31, 2000 feature film revenues were approximately $235,000 as compared to approximately $243,000 for the quarter ended January 31, 2000. Costs related to revenue for the quarter ended January 31, 2000 decreased to approximately $41,000 versus approximately $82,000 for the quarter ended January 31, 1999. This decrease results primarily from the fact that a significant portion of the costs associated with the Company's films has previously been amortized. Selling expenses increased to approximately $9,000 during the quarter ended January 31, 2000 versus approximately $3,000 during the same quarter last year primarily from increased sales commissions paid by the Company.

         General and administrative costs decreased by approximately 33% to approximately $157,000 during the quarter ended January 31, 2000 versus approximately $236,000 during the same period last year. This decrease results primarily from a decrease in legal fees of approximately $105,000 partially offset by increases in accounting and consulting fees. Interest expense during the quarter ended January 31, 2000 was approximately $27,000 versus approximately $2,000 during the same quarter last year. This increase results from the significant increase in notes payable outstanding during the respective periods.

         Equity in losses of affiliates was approximately $299,000 during the quarter ended January 31, 2000 resulting from a valuation allowance recorded by the Company to reflect the Company's evaluation of the recoverability of its investment in Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

         During the quarter ended January 31, 2000, the Company incurred a net loss of approximately $301,000 versus a net loss of approximately $221,000 for the quarter ended January 31, 1999. This increased loss results primarily from the valuation allowance of approximately $299,000 recorded to reflect the Company's uncertainty in fully recovering its investment in Immediate partially offset by decreased general and administrative expenses. During the quarters ended January 31, 2000 and 1999, the Company had no significant provision for income taxes.

THE NINE MONTHS ENDED JANUARY 31, 2000 VS. THE NINE MONTHS
ENDED JANUARY 31, 1999

         For the nine months ended January 31, 2000 feature film revenues were approximately $525,000 as compared to approximately $465,000 for the nine months ended January 31, 1999. This increase in feature film revenues of approximately $60,000 results primarily from revenue generated by the initial release of All of Me, The Best of Times and The Big Easy to the DVD market pursuant to an agreement between Trimark Pictures and the Company. During the nine months ended January 31, 2000, interest income was approximately $1,000 versus approximately $71,000 during the same quarter last year, reflecting the substantial decrease in cash and marketable securities held during the nine months ended January 31, 2000 versus the same period last year.

         Costs related to revenue for the nine months ended January 31, 2000 decreased to approximately $76,000 versus approximately $91,000 for the nine months ended January 31,

1999. This decrease results primarily from the fact that a significant portion of the costs associated with the Company's films has previously been amortized. Selling expenses decreased to approximately $14,000 during the nine months ended January 31, 2000 versus approximately $32,000 during the same period last year. This decrease results primarily from decreased distribution expenses related to the Company's agreement with Trimark Pictures to release seventeen (17) of the Company's films to the DVD and home videocassette markets.

         General and administrative costs increased by approximately 16% to approximately $634,000 during the nine months ended January 31, 2000 versus approximately $548,000 during the same period last year. This increase results primarily from increases in accounting and consulting fees and financing costs associated with the Convertible Note partially offset by a decrease in employee salary expenses. Interest expense during the nine months ended January 31, 2000 was approximately $79,000 versus approximately $2,000 during the same period last year. This increase results from the significant increase in notes payable outstanding during the respective periods.

         Equity in losses of affiliates was approximately $1,496,000 during the nine months ended January 31, 2000 resulting primarily from a valuation allowance of approximately $1,258,000 recorded by the Company to reflect the Company's evaluation of the recoverability of its investment in Immediate. Immediate has experienced recurring operating losses and has a working capital deficit. Immediate's management is presently pursuing plans to increase sales, reduce administrative costs, improve cash flow and obtain additional financing. Immediate's ability to achieve its operating goals and to obtain additional financing is uncertain.

         During the nine months ended January 31, 2000, the Company incurred a net loss of approximately $2,026,000 versus a net loss of approximately $264,000 for the nine months ended January 31, 1999. This increased loss results primarily from (i) a valuation allowance of approximately $250,000 recorded to reflect the Company's uncertainty in fully recovering a certain investment, (ii) a valuation allowance of approximately $1,258,000 recorded to reflect the Company's uncertainty in fully recovering its investment in Immediate (iii) the Company's share of losses incurred by Immediate, and (iv) increased general and administrative and interest expenses. During the nine month periods ended January 31, 2000 and 1999, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital during the three and nine month periods ended January 31, 2000 were motion picture licensing income, the proceeds from the Star Loan and the proceeds from a Regulation S offering to offshore investors. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations for the next twelve months.

         For the nine months ended January 31, 2000, the Company's net cash flow provided by its operating activities was approximately $875,000, an increase of approximately $1,083,000 as compared to approximately $208,000 of net cash flow used in operating activities during the nine months ended January 31, 1999. During the nine months ended January 31, 2000, the Company used its cash flow from operations plus approximately $412,000 of cash flow provided by financing activities to make investments of approximately $1,305,000. As of January 31, 2000, the Company had cash and cash equivalents of approximately $37,000 as compared to approximately $47,000 at January 31, 1999.

FUTURE COMMITMENTS

         The Company does not have any material future commitments for capital expenditures.

         On February 15, 2000, the Company sold its investment in Star back to Star in exchange for (i) extinguishment of the $250,000 Star Loan and related interest payable and (ii) cash proceeds of $1,000,000. Using the cash proceeds, the Company then repaid the Convertible Note in full. (SEE NOTE E - NOTES PAYABLE AND NOTE G - SUBSEQUENT EVENTS).

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)


    3.1   Restated Certificate of Incorporation of Registrant.(1)

    3.2   Bylaws of Registrant.(2)

    27    Financial Data Schedule.(3)
    ---------------
    (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
    (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.
    (3) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(B)  FORMS 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 15, 2000                    KINGS ROAD ENTERTAINMENT, INC.


                                         By: /s/ Christopher M. Trunkey
                                             ---------------------------
                                               Christopher M. Trunkey,
                                               Chief Financial Officer