Form 10KSB
period 2000-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2000-08-21
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2000             Commission File No. 0-14234

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

State issuer's revenues for its most recent fiscal year:  $661,251

As of August 15, 2000, the aggregate market value of the voting stock held by non-affiliates (based on the closing sales price as reported by NASDAQ) was approximately $663,487 (assuming all officers and directors are deemed affiliates for this purpose).

As of August 15, 2000 the registrant had 3,541,140 shares of its common stock outstanding.

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

RECENT EVENTS

       Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options.

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

       On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note ("Immediate Note") payable to the sellers of the stock for $210,803. During the fiscal year ended April 30, 2000, this note, plus its accrued interest, was converted into the Company's common stock pursuant to an agreement between the Company and the sellers of the Immediate shares dated as of March 12, 1999. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to completely write down its investment in Immediate. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediates's auditors and a material decrease in the price of Immediate's common stock. The Company is presently evaluating various alternatives with respect to recovering its investment in Immediate.

       On May 20, 2000, the Company announced that it would acquire Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company has agreed to acquire all of the outstanding common stock of Animal Town in exchange for approximately $51,000 in cash and the issuance of up to 97,026 restricted shares of the Company's commons stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer to be made to existing Animal Town creditors. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The Company believes that there are numerous opportunities in the children's educational and entertainment markets and intends to develop a focused strategy that, in the future, will capitalize on these opportunities.

DEVELOPMENT

       The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company is developing between approximately five and fifteen motion picture scripts or ideas for possible future production. During fiscal years 2000 and 1999, the Company spent approximately $54,000 and $176,000, respectively, on development activities. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $50,000 and $150,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

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

       As of April 30, 2000, the Company has produced (or co-produced) twenty-five pictures, eighteen of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

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

EMPLOYEES

       As of April 30, 2000, the Company employed three full-time employees. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

       The Company expects the children's educational and entertainment markets to be highly competitive as well, with numerous well known and well financed companies providing a broad array of children's products and merchandise.

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

       The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its pictures for such ratings. Management's current policy is to produce or participate in the production of motion pictures that qualify for a rating no more restrictive than "R".

ITEM 2.   PROPERTIES

       The Company's principal executive offices are located at 3489 West Cahuenga Blvd., Suite D, Hollywood, California 90068 and consist of approximately 500 square feet leased on a month-to-month basis. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and would rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

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

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock trades on the OTC Bulletin Board under the symbol: "KREN". The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 1999 and 2000:

            FISCAL YEAR 1999                       HIGH              LOW
            ----------------                       ----              ---
            First Quarter                         1 9/16           1 3/16
            Second Quarter                        1 7/16           1 1/16
            Third Quarter                         3 5/16           1 5/16
            Fourth Quarter                         4 1/8            2 5/8

            FISCAL YEAR 2000                HIGH              LOW
            ----------------                ----              ---
            First Quarter                  3 13/16           1 1/2
            Second Quarter                  1 5/8             1/2
            Third Quarter                    7/8              3/8
            Fourth Quarter                  7/16              3/8

       As of August 15, 2000, the Company had approximately 217 stockholders of record.

       In October 1999, the Company's common stock was de-listed from the NASDAQ SmallCap Market because the Company failed to meet certain minimum listing maintenance criteria set by NASDAQ.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

       Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options.

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

       On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803. During the fiscal year ended April 30, 2000, this note, plus its accrued interest, was converted into the Company's common stock pursuant to an agreement between the Company and the sellers of the Immediate shares dated as of March 12, 1999. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to completely write down its investment in Immediate. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors and a material decrease in the price of Immediate's common stock. The Company is presently evaluating various alternatives with respect to recovering its investment in Immediate.

       On May 20, 2000, the Company announced that it would acquire Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company has agreed to acquire all of the outstanding common stock of Animal Town in exchange for approximately $51,000 in cash and the issuance of up to 97,026 restricted shares of the Company's commons stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer to be made to existing Animal Town creditors. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The Company believes that there are numerous opportunities in the children's educational and entertainment markets and intends to develop a focused strategy that, in the future, will capitalize on these opportunities.

OVERVIEW

       In recent years the Company's business has been to produce films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets both domestically and abroad. During the fiscal year ended April 30, 2000, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on the Home Box Office pay television service in August 1995. Subject to its overall strategic direction, the Company may continue to produce these types of films but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (SEE "ITEM 1. - DESCRIPTION OF BUSINESS").

       The Company's revenues have been derived almost exclusively from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, of which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and success of release of films that become available in the various media during that fiscal year. Although the Company has not produced any films since 1995, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, may achieve commercial success.

       As revenues have been recognized for each film, the Company has amortized the costs incurred in producing that film. The Company has amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53, which provides that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management has periodically reviewed its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs have been written down to net realizable value. Costs relating to projects that have been abandoned or sold before being produced have been charged to overhead and capitalized to film costs in the year that event occurs.

RESULTS OF OPERATIONS

       For the year ended April 30, 2000, feature film revenues were approximately $660,000 as compared to approximately $765,000 for the year ended April 30, 1999. The decrease in feature film revenues of approximately 14% results primarily from the fact that the Company has not produced any new films since the fiscal year ended April 30, 1995. Until such time as the Company either produces new films or develops and implements another different overall strategic plan, the Company expects that its feature film revenues will continue to decline. Interest income decreased to approximately $1,000 for the year ended April 30, 2000 from approximately $72,000 reflecting the substantial decrease in excess cash held during the year versus the same period last year.

       Film cost amortization decreased to approximately $80,000, approximately 12% of feature film revenues, for the year ended April 30, 2000 from approximately $304,000, approximately 40% of feature film revenues, for the year ended April 30, 1999. This decrease results primarily from the fact that a significant portion of the costs associated with the Company's films has previously been amortized. Selling expenses decreased by approximately 84% to approximately $19,000 during the fiscal year ended April 30, 2000 versus approximately $118,000 during the previous fiscal year. This decrease results primarily from decreased costs associated with the Company's license of home video and DVD rights for the United States and Canada to nineteen (19) of its films to Trimark Pictures and decreased provisions for bad debt reserves.

       General and administrative costs decreased by approximately 13% to approximately $674,000 during the year ended April 30, 2000 versus approximately $771,000 during the same period last year. Interest expense decreased to approximately $86,000 during the year ended April 30, 2000 from approximately $433,000 during the year ended April 30, 1999. This decrease results primarily from an interest charge during the year ended April 30, 1999 of approximately $427,000 related to a beneficial conversion feature contained in a $1,000,000 convertible note issued by the Company on April 26, 1999.

       During the year ended April 30, 2000, the Company had no equity in the losses of affiliates versus approximately $476,000 for the year ended April 30, 1999. The equity in losses of affiliates during the year ended April 30, 1999 represented the Company's share of losses incurred by Immediate. During the years ended April 30, 2000 and 1999, the Company recorded valuation allowances of approximately $1,979,000 and $3,284,000, respectively, reflecting the Company's uncertainty regarding the recoverability of its investment in Immediate. As of April 30, 2000, the Company had recorded equity in losses of affiliates and/or valuation allowances for the full amount of its investment in Immediate. Immediate has experienced substantial recurring operating losses and has a significant working capital deficit. During the year ended April 30, 2000, the Company also recorded a valuation allowance for the full amount of its investment in Merchant Ivory Distribution LLC. (SEE NOTE C - INVESTMENTS). During the period ended April 30, 2000, the Company recorded a gain on the sale of its investment in Star TV. The gain results from the forgiveness by Star of a loan in the principal amount of $250,000 plus accrued interest of $10,538 that occurred as part of a transaction whereby the Company sold its investment in Star back to Star. (SEE NOTE C - INVESTMENTS AND NOTE E - NOTES PAYABLE).

       During the year ended April 30, 2000, the Company incurred a net loss of approximately $2,172,000 versus a net loss of approximately $4,537,000 during the year ended April 30, 1999. The loss for the year ended April 30, 2000 results primarily from the valuation allowances recorded by the Company to reflect the recoverability of certain investments, primarily Immediate. The decrease in the Company's net loss of approximately $2,365,000 as compared to the year ended April 30, 1999 results primarily from (i) the decrease in equity in losses of affiliates and valuation allowances of approximately $1,530,000,
(ii) the interest charge of approximately $427,000 recorded during the year ended April 30, 1999 associated with the issuance of a convertible note and
(iii) the decrease in film cost amortization and selling expenses of approximately $323,000. During the years ended April 30, 2000 and 1999, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2000 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

       During the year ended April 30, 2000, the Company's operating activities generated approximately $919,000 of cash that was primarily used to repay a convertible note in the principal amount of $1,000,000. During the year ended April 30, 1999, the Company used approximately $2,603,000 of cash on hand plus approximately $1,211,000 of cash provided by financing activities to fund approximately $1,230,000 of operating activities and approximately $2,584,000 of investing activities. As of April 30, 2000, the Company had cash and cash equivalents of approximately $85,000 as compared to cash, cash equivalents and restricted cash of approximately $1,056,000 as of April 30, 1999.

FUTURE COMMITMENTS

       On May 20, 2000, the Company announced that it would acquire all of the outstanding common stock of privately-held Animal Town for a combination of $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock. Further, the Company agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a new catalogue. The Company believes that is has sufficient working capital to undertake this new business activity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information with respect to the directors and executive officers of the Company. Directors are elected at the annual meeting of stockholders to serve for staggered terms of three years each and until their successors are elected and qualified. Officers serve at the request of the Board of Directors of the Company. There are no family relationships between any of the directors or executive officers.

                                                                                   EXPIRATION
        NAME                       AGE                 POSITION                     OF TERM
        ----                       ---                 --------                    ----------
Michael L. Berresheim              47         Chairman and Chief Executive           2001
                                              Officer

David W. Dube                      44         Director, President and Chief          2000
                                              Operating Officer

James P. Leaderer                  46         Director                               2000


EXECUTIVE OFFICERS AND DIRECTORS

       MICHAEL L. BERRESHEIM has been a director of the Company since November 1999 and began serving as the Company's Chairman and Chief Executive Officer in April 2000. Mr. Berresheim was the Chairman and Chief Executive Officer of publicly traded Immediate Entertainment Group, Inc. from November 1997 to March 2000. From November 1993 to November 1997 Mr. Berresheim was Chairman of Media and Music Services Holding Corp., a music publishing company. Prior to November 1993, Mr. Berresheim was self-employed, during which time he was associated with Filmtrax, an independent film music publisher in Europe and founded King Biscuit Flower Hour Records, a U.S. based music label.

       DAVID W. DUBE has been a director of the Company since April 1999 and became the Company's President and Chief Operating Officer in April 2000. From June 1999 until April 2000, Mr. Dube was the Company's Chairman and Chief Executive Officer. From September 1997 to October 1999, Mr. Dube was Senior Vice President of FAB Capital Corporation, a merchant banking and securities firm. Mr. Dube was President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck parts accessories industries from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube was the principal of Dube & Company, a financial consulting firm. Mr. Dube currently serves as a director of SafeScience, Inc., CareerEngine Network, Inc., New World Wine Group, Ltd. and several other privately held companies. Mr. Dube received undergraduate and graduate degrees from Suffolk University and an additional graduate degree from Bentley College. Mr. Dube is certified public accountant in the State of New Hampshire, holds various general and principal securities licenses and is an adjunct instructor of accounting for the Center for Professional Education, Inc.

       JAMES P. LEADERER has been a director of the Company since November 1999. Mr. Leaderer currently serves as the President and Chief Executive Officer of Directrade, Inc., a day trading firm. From November 1997 to January 1999, Mr. Leaderer was Vice President of Investment Banking and was a director of FAB Securities of America, Inc. From June 1991 to November 1997, Mr. Leaderer was the President and Chief Executive Officer of Woodside Assurance, Inc., a private investment entity. Mr. Leaderer graduated from Syracuse University with a degree in Industrial Engineering. Mr. Leaderer holds various general and principal securities licenses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Company believes that Mr. Berresheim is currently delinquent in filing a Form 4 since joining the Company's board of directors. Other than the foregoing, the Company does not know of any person or beneficial owner that did not timely file the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2000 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                                                                      LONG TERM
                                            ANNUAL COMPENSATION      COMPENSATION
                                           ---------------------    STOCK OPTIONS   ALL OTHER
    NAME AND POSITION            YEAR      SALARY($)    BONUS($)       (SHARES)    COMPENSATION
    -----------------            ----      ---------    --------    -------------  ------------
Michael L. Berresheim(1)
  Chairman and Chief             2000      $ 10,000      $      0             0      $      0
  Executive Officer

David W. Dube(2)
  President and Chief            2000       100,000             0       175,000             0
  Operating Officer

Phillip G. Cook(3)
   Former Chairman and           2000             0             0             0             0
   Chief Executive Officer       1999             0             0             0             0

Kenneth I. Aguado(4)
   Former Chairman and           1999        71,085        75,334        66,667         1,154(5)
   Chief Executive Officer       1998       115,269        10,000        27,708        64,314(6)

       ---------------
       (1) Mr. Berresheim became the Company's Chief Executive Officer in April 2000.
       (2) Mr. Dube was the Company's Chief Executive Officer from June 1999 until his resignation from that position in April 2000.
       (3) Mr. Cook was the Company's Chief Executive Officer from November 1998 until his resignation in June 1999.
       (4) Mr. Aguado was the Company's Chief Executive Officer from October 1996 until his resignation in November 1999.
       (5) Represents contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.
       (6) Includes $58,808 representing the difference between the exercise price and the market price on the date of exercise of stock options exercised by Mr. Aguado and $5,506 representing contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

OPTION GRANTS

       The following table sets forth the individual grants of stock options made during the fiscal year ended April 30, 2000 to the Named Officers:

                                 % OF TOTAL
                                  OPTIONS
                                GRANTED TO
                   OPTIONS       EMPLOYEES       EXERCISE    EXPIRATION
     NAME          GRANTED     IN FISCAL YEAR     PRICE        DATE
     ----          -------     --------------    --------    ----------
David W. Dube      175,000          100%          $0.94      09/12/2004

OPTION EXERCISES AND YEAR-END VALUES

       Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2000. No options were exercised during the year ended April 30, 2000.

                                                              VALUE OF UNEXERCISED
                          NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                        OPTIONS AT APRIL 30, 2000             AT APRIL 30, 2000(1)
                     ------------------------------      ------------------------------
    NAME             EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
    ----             -----------      -------------      -----------      -------------
David W. Dube           25,000           150,000              $0               $0

       ----------
       (1) Based upon the difference between the closing stock price on April 30, 2000 and the option exercise price.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

       The following table sets forth certain information, as of July 31, 2000, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                    NUMBER OF            PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES                CLASS
      ------------------------------------          ---------            ----------
      Michael Berresheim                         1,560,997(1)(2)           44.1%
      Gerauer Street
      58A Moerfelden
      Walldorf, Germany  64546

      MBO Music Verlag GmbH                        988,493                 27.9%
      Gerauer Street
      58A Moerfelden
      Walldorf, Germany  64546

      West Union Leasing                           572,504(2)              16.2%
      10 Greycoat Place
      1 Premier House
      London SW1 United Kingdom

      Wavecount, Inc.                              300,000(3)               8.5%
      42 Broadway, Suite 1101
      New York, New York  10004

      Randy Strausberg                             300,000(3)               8.5%
      42 Broadway, Suite 1101
      New York, New York  10004

       ----------
       (1) Includes 988,493 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole shareholder and 572,504 shares of West Union Leasing Limited ("West Union"), a trust whose beneficiary is Mrs. Johanna Ammons, the mother of Mr. Berresheim.
       (2) The Company has been advised of a claim of ownership by West Union to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that West Union is determined to be the owner of such shares, the ownership of West Union would increase to 722,504 shares, 20.4% of the Company's outstanding common stock. Mr. Berresheim's beneficial ownership would likewise increase to 1,710,997 shares, 48.3% of the Company's outstanding common stock.
       (3) Mr. Strausberg is the President and a significant shareholder of Wavecount, Inc., the registered holder of 300,000 shares of the Company's common stock.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth, as of July 31, 2000, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

      NAME AND ADDRESS OF DIRECTORS OR                       NUMBER OF                PERCENT OF
         NUMBER OF PERSONS IN GROUP                            SHARES                   CLASS
      --------------------------------                       ---------                ----------
      Michael L. Berresheim                                  1,560,997(1)                   42.7%
      Gerauer Street
      58A Moerfelden
      Walldorf, Germany  64546

      David W. Dube                                            137,500(2)                    3.8%
      12 East 33rd Street, 12th Floor
      New York, New York  10016

      James P. Leaderer                                         25,000(3)          Less than 1.0%
      135 East 54th Street, 14th Floor
      New York, New York  10022

      All Executive Officers and
      Directors as a Group (3 persons)                       1,723,497                      47.2%

       ----------
       (1) Includes 988,493 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole shareholder and 572,504 shares of West Union Leasing Limited ("West Union"), a trust whose beneficiary is Mrs. Johanna Ammons, the mother of Mr. Berresheim.
       (2) Includes options to purchase up to 87,500 shares that are currently exercisable. Does not include options to purchase up to 87,500 shares that are not currently exercisable.
       (3) Includes options to purchase up to 25,000 shares that are currently exercisable. Does not include options to purchase up to 25,000 shares that are not currently exercisable.

       Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

       During the fiscal year ended April 30, 2000, the Company has advanced to Immediate Entertainment Group, Inc. ("Immediate") or made payments to third parties on Immediate's behalf the aggregate sum of $93,000. An aggregate of approximately $240,000 is currently due to the Company from Immediate. In order to repay these advances, the Company has reached an agreement with Immediate whereby Immediate will transfer to the Company ownership to certain film projects currently being developed by Immediate. The basis for determining the value of these projects will be the historical costs paid by Immediate for development of the projects that will then reduce, on a dollar-for-dollar basis, amounts due from Immediate. The Company has recorded a write down of approximately $185,000 to reflect the difference between the historical costs for the projects the Company expects to receive and the amount due to the Company from Immediate. Mr. Berresheim, the Company's Chairman and Chief Executive Officer, was an officer of Immediate and continues to be a significant shareholder of Immediate.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

        3.1   Restated Certificate of Incorporation of Registrant.(1)

        3.2   Bylaws of Registrant.(2)

       10.1   1998 Stock Option Plan.(1)

       21     Subsidiaries of Registrant.(3)

       27     Financial Data Schedule.(5)

       ----------
       (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
       (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.
       (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1999.
       (4) Filed electronically with Securities and Exchange Commission, omitted in copies distributed to shareholders or other persons.

(b)    FORMS 8-K

       None

(c)    SEE (a) ABOVE

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2000                  KINGS ROAD ENTERTAINMENT, INC.


                                        By: /s/Michael Berresheim
                                           -------------------------------------
                                           Michael Berresheim,
                                           Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                                TITLE                                       DATE
        ---------                                -----                                       ----
/s/Michael Berresheim                   Chairman of the Board of                        August 18, 2000
-------------------------
MICHAEL BERRESHEIM                      Directors and Chief Executive
                                        Officer (Principal Executive
                                        Officer)

/s/David Dube                           Director, President and Chief                   August 18, 2000
-------------------------
DAVID DUBE                              Operating Officer (Principal
                                        Financial and Accounting Officer)

/s/James Leaderer                       Director                                        August 18, 2000
-------------------------
JAMES LEADERER

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED APRIL 30, 2000





             Report of Independent Auditors                                          F-2

             Consolidated Balance Sheet as of April 30, 2000                         F-3

             Consolidated Statements of Operations for the Years
             Ended April 30, 2000 and 1999                                           F-4

             Consolidated Statements of Shareholders' Equity
             for the Years Ended April 30, 2000 and 1999                             F-5

             Consolidated Statements of Cash Flows for the Years
             Ended April 30, 2000 and 1999                                           F-6

             Notes to Consolidated Financial Statements                              F-7

                              HJ & ASSOCIATES, LLC



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the "Company") as of April 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 2000 and the results of their operations and their cash flows for the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/HJ & Associates, LLC
-----------------------------
HJ & Associates, LLC,
Salt Lake City, Utah
August 14, 2000

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                   AS OF
                                                              APRIL 30, 2000
                                                              --------------
ASSETS
   Cash and Cash Equivalents                                   $     85,159
   Accounts Receivable, net of allowance of $32,630                  99,958
   Due from Related Party                                            55,660
   Film Costs, net of amortization of $168,440,044                  131,636
   Prepaid Expenses                                                  12,477
   Fixed Assets                                                      10,338
   Other Assets                                                       1,990
                                                               ------------
TOTAL ASSETS                                                   $    397,218
                                                               ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                            $    189,068
   Accrued Expenses                                                   3,160
   Deferred Revenue                                                   1,900
                                                               ------------
     TOTAL LIABILITIES                                              194,128

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,541,140 shares issued and outstanding            35,411
   Additional Paid-In Capital                                    24,872,798
   Deficit                                                      (24,705,119)
                                                               ------------
     TOTAL SHAREHOLDERS' EQUITY                                     203,090
                                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    397,218
                                                               ============


The accompanying notes are an integral part of this balance sheet.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    FOR THE YEAR ENDED APRIL 30
                                                       2000             1999
                                                   -----------       -----------
REVENUES
     Feature Films                                 $   659,941       $   765,116
     Interest Income                                     1,310            72,183
                                                   -----------       -----------
                                                       661,251           837,299

COSTS AND EXPENSES
     Film Cost Amortization                             79,554           304,243
     Selling Expenses                                   19,073           117,996
     General & Administrative Expenses                 674,252           770,899
     Interest Expense                                   85,545           433,276
                                                   -----------       -----------
                                                       858,424         1,626,414
                                                   -----------       -----------
     OPERATING LOSS                                   (197,173)         (789,115)

Equity in Losses of Affiliates                               0           475,695
Adjustment in Valuation of Investments               2,229,475         3,283,973
Gain on Sale of Investment in Star TV                 (260,538)                0
                                                   -----------       -----------
     LOSS BEFORE INCOME TAXES                       (2,166,110)       (4,548,783)

Provision for Income Taxes                               5,527           (11,924)
                                                   -----------       -----------
     NET LOSS                                      $(2,171,637)      $(4,536,859)
                                                   ===========       ===========

     Net Loss Per Share - Basic                    $     (0.62)      $     (1.71)
                                                   ===========       ===========

     Weighted Average Number of Common
     Shares - Basic                                  3,484,810         2,650,532
                                                   ===========       ===========

     Net Loss Per Share - Diluted                  $     (0.62)      $     (1.71)
                                                   ===========       ===========

     Weighted Average Number of Common Shares
     and Common Share Equivalents - Diluted          3,484,810         2,650,532
                                                   ===========       ===========


The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                    Common            Common           Additional       Retained             Total
                                    Stock             Stock             Paid-In         Earnings/         Shareholders'
                                    Shares            Amount            Capital         (Deficit)            Equity
                                 ------------      ------------      ------------      ------------       ------------
Balance at April 30, 1998           1,911,748      $     19,118      $ 21,117,200      $(17,996,623)      $  3,139,695
  Issuance of Stock for
    Investment in Immediate         1,477,567            14,775         3,029,016                --          3,043,791
  Issuance of Convertible
    Note                                   --                --           427,185                --            427,185
  Net Loss                                 --                --                --        (4,536,859)        (4,536,859)
                                 ------------      ------------      ------------      ------------       ------------
Balance at April 30, 1999           3,389,315            33,893        24,573,401       (22,533,482)         2,073,812
  Issuance of Stock in
    Regulation S Offering              91,418               914           158,045                --            158,959
  Issuance of Stock to
    Repay Note                         60,407               604           141,352                --            141,956
  Net Loss                                 --                --                --        (2,171,637)        (2,171,637)
                                 ------------      ------------      ------------      ------------       ------------
Balance at April 30, 2000           3,541,140      $     35,411      $ 24,872,798      $(24,705,119)      $    203,090
                                 ============      ============      ============      ============       ============


The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR ENDED APRIL 30
                                                                       2000              1999
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       $(2,171,637)      $(4,536,859)
     Adjustments to Reconcile Net Loss to Net
     Cash Provided By/(Used In) Operating Activities:
          Depreciation and Amortization                                  84,100           221,093
          Equity in Losses of Affiliates                                      0           475,695
          Adjustment in Valuation of Investments                      2,229,475         3,283,973
          Gain on Sale of Investments                                  (260,538)                0
          Additional Reserve for Bad Debts                                    0            37,630
          Non-cash Interest Expense                                           0           427,185
          Benefit from Conversion of Note Payable to
             Related Party into Common Stock                            (68,847)                0
     Changes in Assets and Liabilities:
          Decrease/(Increase) in Restricted Cash                      1,000,000        (1,000,000)
          Decrease in Accounts Receivable                               232,385             3,491
          Decrease/(Increase) in Amount Due from Related Party          (93,210)         (147,000)
          Decrease in Prepaid Expenses                                    3,757            31,607
          Decrease/(Increase) in Other Assets                           139,189          (138,679)
          (Decrease)/Increase in Accounts Payable                       (81,908)           37,809
          (Decrease)/Increase in Accrued Expenses                       (88,492)           76,652
          Decrease in Deferred Revenue                                   (5,375)           (2,325)
                                                                    -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     PROVIDED BY/(USED IN) OPERATING ACTIVITIES                         918,899        (1,229,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Investments                                         (1,250,000)       (2,510,803)
     Purchase of Fixed Assets                                            (5,116)           (2,988)
     Gross Additions to Film Costs                                      (53,704)          (70,201)
     Sale of Investments                                              1,260,538                 0
                                                                    -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     USED IN INVESTING ACTIVITIES                                       (48,282)       (2,583,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock                                                  158,959                 0
     (Repayment)/Issuance of Convertible Note                        (1,000,000)        1,000,000
     Borrowing from Related Parties                                           0           210,803
                                                                    -----------       -----------
     NET CASH AND CASH EQUIVALENTS
     (USED IN)/PROVIDED BY FINANCING ACTIVITIES                        (841,041)        1,210,803
                                                                    -----------       -----------
NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS                                                         29,576        (2,602,917)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           55,583         2,658,500
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    85,159       $    55,583
                                                                    ===========       ===========

Cash paid for:
     Interest                                                            66,034                 0
     Taxes                                                                4,727             7,362


The accompanying notes are an integral part of these statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation - The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. and its subsidiaries, Ticker, Inc. ("Ticker") and Orwell Properties, Inc. ("Orwell"), after elimination of all intercompany items and transactions. Ticker is a California corporation that was inactive at April 30, 2000. Orwell is a corporation formed under the laws of the Territory of the British Virgin Islands that was also inactive at April 30, 2000.

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

During the year ended April 30, 2000, the Company earned revenue from four significant customers of approximately $445,000 (67%) of revenues. During the year ended April 30, 1999, the Company earned revenue from three significant customers of approximately $516,000 (62%) of revenues.

Revenues from foreign sources were approximately $20,000 and $82,000 in 2000 and 1999, respectively.

Film Costs - Film costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Costs related to projects which are abandoned or sold before being produced are charged to overhead in the year that event occurs.

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

Concentration of Credit Risk - The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2000, approximately 9% of the Company's accounts receivable were from foreign distributors.

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

Year 2000 Compliance - The Company did not experience any problems with its computer systems relating to year 2000 processing issues.

New Accounting Pronouncements - The Company has adopted SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations as there were no items of comprehensive income and there were no reportable segments. The Company operated in one business segment at April 30, 2000, consisting of the production and distribution of feature length motion pictures, however, recent events may require segment reporting in future periods.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements Effective Subsequent to 2000 - In October 1998, FASB released an exposure draft of its Proposed Statement of Position - Accounting by Producers and Distributors of Films ("Proposed SOP"). This Proposed SOP would replace FASB No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The Company does not anticipate that the adoption of this statement, as currently drafted, will have a material impact on the Company's financial position or results of operations.

Basic and Fully Diluted Loss Per Share - During the Company's fiscal year ended 1998, the Company implemented SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

Reclassification - Certain amounts for the year ended April 30, 1999 have been reclassified to conform with the presentation of the April 30, 2000 amounts. The reclassifications have no effect on reported net income.

NOTE B - FILM COSTS

Film costs consist of:

                                                                         As Of
                                                                   April 30, 2000
                                                                   --------------
               Released Films, less amortization                         $      0
               Films in Production                                              0
               Projects in Development                                    131,636
                                                                         --------
                                                                         $131,636
                                                                         ========

No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 2000 and 1999, as no new motion pictures were produced during those periods.

NOTE C - INVESTMENTS

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner and owns 50% of the Partnership. Revenue generated by the Picture, after deduction of distribution expenses, is disbursed equally to the Company and the Limited Partner. For financial reporting purposes, the Company's contributions to the Picture, and certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership is recognized when received and the Company's contributions to the Picture are amortized according to the individual film forecast method described in Note A. During the fiscal year ended April 30, 2000, the Company received approximately $102,000 from the Partnership.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INVESTMENTS (CONTINUED)

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803. During the fiscal year ended April 30, 2000, this note, plus its accrued interest, was converted into the Company's common stock pursuant to an agreement between the Company and the sellers of the Immediate shares dated as of March 12, 1999. The Company has evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of $1,794,926 during the year ended April 30, 2000, reducing the carrying value of this investment to $0. An aggregate of approximately $240,000 is currently due to the Company from Immediate. In order to repay these advances, the Company has reached an agreement with Immediate whereby Immediate will transfer to the Company ownership to certain film projects currently being developed by Immediate. The basis for determining the value of these projects will be the historical costs paid by Immediate for development of the projects that will then reduce, on a dollar-for-dollar basis, amounts due from Immediate. The Company has recorded a write down of approximately $185,000 to reflect the difference between the historical costs for the projects the Company expects to receive and the amount due to the Company from Immediate.

On May 12, 1999, the Company purchased approximately 19% of the outstanding common stock of Star TV AG ("Star") through the Company's wholly owned subsidiary, Orwell Properties, Inc. On February 15, 2000, the Company sold its investment in Star back to Star for (i) cash proceeds of $1,000,000 and (ii) extinguishment of the Star Loan and related accrued interest. The cash proceeds were used to repay the Convertible Note. SEE NOTE E - NOTES PAYABLE.

On April 27, 1999, the Company entered into an agreement ("Joint Venture Agreement") with Merchant Ivory Productions ("MIP"). Pursuant to the Joint Venture Agreement, the Company was required to contribute to Merchant Ivory Distribution, LLC ("MIFD"), on or before May 5, 1999, $250,000 and options to purchase up to 250,000 shares of the Company's common stock at an exercise price equal to the average price of the Company's stock for the five day period prior to the execution of the Joint Venture Agreement. The Company was also required to provide a revolving line of credit of up to $500,000 to MIFD to fund print and advertising expenses incurred by MIFD. On May 18, 1999, the Company contributed $250,000 to MIFD. As of April 30, 2000, the Company has abandoned its interest in MIFD and recorded a valuation allowance of $250,000 during the year ended April 30, 2000 to write-off its investment in MIFD.

NOTE D - FIXED ASSETS

Fixed assets consist of:

                                                            As Of
                                                        April 30, 2000
                                                        --------------
               Office Equipment                                $11,788
               Furniture & Fixtures                              4,640
               Accumulated Depreciation                         (6,090)
                                                               -------
                                                               $10,338
                                                               =======

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES PAYABLE

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's outstanding common stock, from FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO") and West Union Leasing Ltd. ("West"), collectively, the "Sellers," for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 ("Note"). Pursuant to such transaction, FAB, MBO and West were due $93,175, $82,424, and $35,204, respectively, under the Note. The Note, at the option of the Company, was convertible into shares of the Company's common stock at the rate of $2.35 per share pursuant to an agreement between the Company and the Sellers dated March 12, 1999. During the fiscal year ended April 30, 2000, the Company converted the Note plus applicable accrued interest, after the deduction of certain advances made by the Company to the Sellers or to third parties affiliated with the Sellers.

On April 26, 1999, the Company issued a convertible note ("Convertible Note") to Tresor Worldwide Limited ("Tresor") in the principal amount of $1,000,000. On February 15, 2000, the Convertible Note was repaid in full using the cash proceeds from the sale of the Company's investment in Star. SEE NOTE C - INVESTMENTS.

On May 17, 1999, the Company entered into a Loan Agreement with Star TV whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. On February 15, 2000, the Star Loan was extinguished as part of the Company's sale of its investment in Star back to Star. SEE NOTE C - INVESTMENTS.

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 20, 2000, the Company announced that it would acquire all of the outstanding common stock of privately-held Animal Town, Inc. for a combination of $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock. Further, the Company agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a new catalog.

The Company leases approximately 500 square feet of office space and various film element and general storage space on a month-to-month basis. Rent expense for the Company's office and storage space was $36,262 and $50,822 in 2000 and 1999, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

The Company's 1998 Stock Option Plan ("1998 Plan") provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. At April 30, 2000, options to purchase up to 225,000 shares of the Company's common stock were outstanding under the 1998 Plan at an exercise price of $0.94 per share. Of such outstanding options, 50,000 were fully vested and exercisable as of April 30, 2000.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options since the alternative fair value accounting provided for under FASB No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE H - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                          2000              1999
                                                          ----              ----
Computed Expected Tax at Statutory Rate                $(702,430)       $(1,546,586)
Benefit of Prior Years Amended Tax Returns                     0            (19,286)
State and Local Taxes                                      5,394              6,256
Foreign Taxes                                                133              1,106
Valuation Allowance                                      702,430          1,546,586
                                                       ---------        -----------
                                                       $   5,527        $   (11,924)
                                                       =========        ===========

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $15,525,000 (expiring between 2001 and 2014) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                 As Of
                                                             April 30, 2000
                                                             --------------
Valuation Allowances                                            2,436,000
Net Operating Loss Carryforwards                                6,210,000
Investment Tax Credit Carryforwards                             2,166,000
Foreign Tax Credit Carryforwards                                  400,000
                                                               ----------
                                                               11,212,000
Valuation Allowance                                           (11,212,000)
                                                               ----------
                                                                       $0
                                                               ----------

A valuation allowance of $11,212,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of the change in control of the Company resulting from a November 6, 1998 Acquisition Agreement, Internal Revenue Code section 382 significantly limits the Company's ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that its investment tax credit and foreign tax credit carryforwards as well as a significant amount of its net operating loss carryforwards incurred prior to the change in control will expire prior to utilization by the Company.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE J - RELATED PARTY TRANSACTIONS

During the fiscal year ended April 30, 2000, the Company has advanced to Immediate Entertainment Group, Inc. ("Immediate") or made payments to third parties on Immediate's behalf the aggregate sum of $93,000. An aggregate of approximately $240,000 is currently due to the Company from Immediate. In order to repay these advances, the Company has reached an agreement with Immediate whereby Immediate will transfer to the Company ownership to certain film projects currently being developed by Immediate. The basis for determining the value of these projects will be the historical costs paid by Immediate for development of the projects that will then reduce, on a dollar-for-dollar basis, amounts due from Immediate. The Company has recorded a write down of approximately $185,000 to reflect the difference between the historical costs for the projects the Company expects to receive and the amount due to the Company from Immediate. Mr. Berresheim, the Company's Chairman and Chief Executive Officer, was an officer of Immediate and continues to be a significant shareholder of Immediate. SEE NOTE C - INVESTMENTS.