Form 10QSB
period 2000-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2000-09-15
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended July 31, 2000         Commission File No. 0-14234



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

                                YES [X]  NO [ ]
                                   ----    -----

As of September 12, 2000 the Registrant had 3,541,140 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  YES [ ]   NO  [X]
                                                    ---      -----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 AS OF
                                                                              JULY 31, 2000
                                                                              -------------
ASSETS
   Cash and Cash Equivalents                                                   $    158,443
   Marketable Securities                                                            300,440
   Accounts Receivable, net of allowance of $32,630                                  98,747
   Due from Related Party                                                            55,660
   Notes Receivable                                                                  31,500
   Film Costs, net of amortization of $168,463,829                                   45,086
   Investment in Theatrical Production                                                4,500
   Prepaid Expenses                                                                  10,227
   Fixed Assets                                                                       5,373
   Other Assets                                                                       1,990
                                                                               ------------
TOTAL ASSETS                                                                   $    711,966
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                            $    216,969
   Accrued Expenses                                                                   3,160
   Deferred Revenue                                                                   9,930
                                                                               ------------
TOTAL LIABILITIES                                                                   230,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,541,140 shares issued and outstanding                            35,411
   Additional Paid-In Capital                                                    24,872,798
   Deficit                                                                      (24,426,302)
                                                                               ------------
TOTAL STOCKHOLDERS' EQUITY                                                          481,907
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    711,966
                                                                               ============


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS
                                                                 ENDED JULY 31,
                                                             2000              1999
                                                         ------------      ------------
REVENUES
     Feature Films                                        $   692,565      $    91,865
     Interest Income                                            5,778              413
                                                          -----------      -----------
                                                              698,343           92,278

COSTS AND EXPENSES
     Costs Related to Revenues                                225,693                0
     Selling Expenses                                          35,585            1,451
     General & Administrative Expenses                        156,648          276,467
     Interest                                                       0           25,859
                                                          -----------      -----------
                                                              417,926          303,777
                                                          -----------      -----------
     OPERATING INCOME (LOSS)                                  280,417         (211,499)

OTHER EXPENSES
     Equity in Losses of Affiliates                                 0          237,849
     Adjustment in Valuation of Other Investments                   0          100,000
                                                          -----------      -----------
                                                                    0          337,849

     INCOME (LOSS) BEFORE INCOME TAXES                        280,417         (549,348)

Provision for Income Taxes                                      1,600              110
                                                          -----------      -----------
     NET INCOME (LOSS)                                    $   278,817      ($  549,458)
                                                          ===========      ===========

     Net Income (Loss) Per Share - Basic and Diluted      $      0.08      ($     0.16)
                                                          ===========      ===========

     Weighted Average Number of Common
     Shares - Basic and Diluted                             3,541,140        3,474,334
                                                          ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              FOR THE THREE MONTHS
                                                                  ENDED JULY 31,
                                                             2000              1999
                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                   $   278,817        $ (549,458)
     Adjustments to reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                      227,020             1,534
          Equity in Losses of Affiliates                           0           237,849
          Adj. in Valuation of Other Investments                   0           100,000
     Changes in Assets and Liabilities:
          Decrease in Restricted Cash                              0         1,000,000
          Decrease in Accounts Receivable                      1,210           123,997
          Increase in Amount Due from Related Party                0           (93,210)
          Increase in Notes Receivable                       (31,500)                0
          Decrease in Prepaid Expenses                         2,250             2,983
          Decrease in Other Assets                                 0            60,609
          Increase in Accounts Payable                        27,902            53,198
          Decrease in Accrued Expenses                             0           (64,714)
          Increase in Deferred Revenue                         8,030                 0
                                                         -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY OPERATING ACTIVITIES                                 513,729           872,788

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marketable Securities                      (300,440)                0
     Gross Additions to Film Costs                          (139,143)          (41,597)
     Increase in Other Investments                            (4,500)       (1,250,000)
     Disposal of Fixed Assets                                  3,638                 0
                                                         -----------       -----------
     NET CASH AND CASH EQUIVALENTS USED
     IN INVESTING ACTIVITIES                                (440,445)       (1,291,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                      0           161,083
     Issuance of Note Payable                                      0           250,000
                                                         -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                       0           411,083
                                                         -----------       -----------
NET INCREASE (DECREASE) IN CASH  AND
CASH EQUIVALENTS                                              73,284            (7,726)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              85,159            55,583
                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   158,443       $    47,857
                                                         ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2000 included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position at July 31, 2000 and the results of operations and cash flows for the three months ended July 31, 2000 and 1999, respectively, have been included.

The results of operations for the three month period ended July 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000.

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

NOTE B - FILM COSTS

Film costs consist of film projects actively in development at July 31, 2000.

NOTE C - MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company determines the classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as available for sale and are stated at market value. It is currently the Company's policy to purchase only US Government securities with maturities of less than one year.

NOTE D - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company's financial position or results of operations.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                           Three Months         Three Months
                                               Ended               Ended
                                           July 31, 2000       July 31, 1999
                                          --------------       -------------
Computed Expected Tax at Statutory Rate      $  95,342           $(237,779)
State and Local Taxes                            1,600                 110
Valuation Allowance                            (95,342)            237,779
                                             ---------           ---------
                                             $   1,600           $     110
                                             =========           =========


For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2000 and 2002) and net operating loss carryforwards of approximately $15,525,000 (expiring between 2001 and 2016) to offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                               At
                                                         July 31, 2000
                                                         -------------
      Valuation Allowances                                 $ 2,436,000
      Net Operating Loss Carryforwards                       6,210,000
      Investment Tax Credit Carryforwards                    2,166,000
      Foreign Tax Credit Carryforwards                         400,000
                                                           -----------
                                                            11,212,000
      Valuation Allowance                                  (11,212,000)
                                                           -----------
                                                           $         0
                                                           ===========


A valuation allowance of $11,212,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of a change in control of the Company that occurred in November 1998, Internal Revenue Code Section 382 significantly limits the Company's ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that its investment tax credit and foreign tax credit carryforwards, as well as a significant amount of its net operating loss carryforwards, will expire prior to utilization by the Company.

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived its revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop film projects, with the intention of either producing the film, establishing a partnership or joint venture with another film production company or an outright sale of the project.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the common stock for $210,803 that was subsequently converted into additional shares of the Company's common stock. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company, after carefully evaluating the remainder of the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors and a material decrease in the trading price of Immediate's common stock. The Company is currently evaluating various alternatives with respect to recovering its investment in Immediate, however, there can be no assurance that the Company will be able to recover any portion of this investment.

     On May 20, 2000, the Company announced that it would acquire Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company has agreed to acquire all of the outstanding common stock of Animal Town in exchange for a combination of approximately $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer to be made to existing Animal Town creditors. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. Advances under this credit facility to Animal Town at July 31, 2000 were approximately $32,000 and are collateralized by Animal Town's inventory, trademarks and proprietary customer list. The Company believes that there are numerous opportunities in the children's educational and entertainment markets and intends to develop a focused strategy that, in the future, will capitalize on these opportunities.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". In addition to certain film rights, performance venues and other production rights that were negotiated with the producer/director team, including future theatrical projects, the Company will assist in the creation and sale of merchandise associated with the theatrical play and will share in the revenues generated.

RESULTS OF OPERATIONS

     For the quarter ended July 31, 2000, feature film revenues were approximately $693,000 as compared to approximately $92,000 for the quarter ended July 31, 1999. The substantial increase in feature film revenues results primarily from (i) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company, for approximately $243,000 and
(ii) increased foreign distribution revenues from feature films in the Company's film library. Interest income increased to approximately $6,000 for the quarter ended July 31, 2000 from approximately $400 during the same quarter last year, reflecting an increase in cash and marketable securities held during the quarter ended July 31, 2000.

     Costs related to revenues were approximately $226,000 for the quarter ended July 31, 2000 versus no similar costs during the quarter ended July 31, 1999. This increase results primarily from the amortization of costs related to "Ticker". Selling expenses increased to approximately $36,000 during the quarter ended July 31, 2000 versus approximately $1,000 during the same quarter last year. This increase results primarily from commissions payable to the Company's sales agent handling foreign distribution of the Company's film library.

     General and administrative costs decreased by 43% to approximately $157,000 during the quarter ended July 31, 2000 versus approximately $276,000 during the same period last year. This change results primarily from decreased accounting fees and financing costs associated with a convertible promissory note that was repaid and the expense adjustment during the quarter ended July 31, 1999 reflecting certain amounts previously advanced to third parties. During the quarter ended July 31, 2000, the Company had no interest expense. Interest expense during the quarter ended July 31, 1999 was approximately $26,000, reflecting the interest incurred by the Company on its then outstanding notes payable.

     During the quarter ended July 31, 2000, the Company had no equity in the losses of affiliates or adjustments in the valuation of its investments. During the quarter ended July 31, 1999, equity in losses of affiliates was approximately $238,000 reflecting the Company's share of losses incurred by Immediate. During the same period, the Company recorded a decrease adjustment in the valuation of its investment in a joint venture of $100,000.

     During the quarter ended July 31, 2000, the Company had net income of approximately $279,000 versus a net loss of approximately $549,000 for the quarter ended July 31, 1999. This increase in net income results primarily from
(i) the substantial increase in revenues during the quarter ended July 31, 2000 discussed above, (ii) the decrease in general and administrative expenses during the quarter ended July 31, 2000 as compared to the quarter ended July 31, 1999 discussed above, and (iii) the equity in losses of affiliates and adjustments made in the valuation of certain investments recorded during the quarter ended July 31, 1999, for which there were no comparable losses or adjustments during the quarter ended July 31, 2000. During the quarters ended July 31, 2000 and 1999, the Company had no significant provisions for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a motion picture before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's total cost. The Company's principal source of working capital during the quarter ended July 31, 2000 was motion picture licensing income. Except for the financing of new film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

     For the quarter ended July 31, 2000, the Company's net cash flow provided by operating activities was approximately $514,000, a decrease of approximately $359,000, as compared to approximately $873,000 of net cash flow provided by operating activities during the quarter ended July 31, 1999. During the quarter ended July 31, 2000, the Company used its cash flow from operations to purchase approximately $300,000 of marketable securities plus expended gross additions to film costs of approximately $139,000. At July 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $459,000 as compared to approximately $48,000 as of July 31, 1999.

FUTURE COMMITMENTS

     On May 20, 2000, the Company announced that it would acquire all of the outstanding common stock of privately-held Animal Town, Inc. ("Animal Town") for a combination of approximately $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer to be made to existing Animal Town creditors. Further, the Company agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". In addition to certain film rights, performance venues and other production rights that were negotiated with the producer/director team, including future theatrical projects, the Company will assist in the creation and sale of merchandise associated with the theatrical play and will share in the revenues generated.

     The Company believes that it has sufficient working capital to undertake these new business activities. The Company does not have any other material future commitments.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company's financial position or results of operations.

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



Date:  September 12, 2000                   KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/David W. Dube
                                                -------------------------------
                                                David W. Dube, President
                                                and Chief Operating Officer