Form 10QSB
period 2000-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2000-12-19
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 2000      Commission File No. 0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)


             Delaware                                     95-3587522
    (State or other jurisdiction                       (I.R.S. Employer
           of incorporation)                          Identification No.)


                         12 East 33rd Street, 12th Floor
                               New York, NY 10016
                     (Address of principal executive office)


Issuer's telephone number:  (212) 252-9519


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]  NO [ ]


As of December 18, 2000, the Registrant had 3,487,390 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]  NO  [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       AS OF
                                                                   OCT. 31, 2000
                                                                   -------------
ASSETS
   Cash and Cash Equivalents                                       $     54,840
   Inventories                                                          203,607
   Accounts Receivable                                                  277,286
   Due from Related Party                                                55,660
   Film Costs, net of amortization of $168,305,829                       57,693
   Theatrical Production Costs                                           43,165
   Prepaid Catalog Costs                                                361,031
   Other Prepaid Expenses and Deposits                                   30,820
   Fixed Assets                                                           6,280
   Investment in Subsidiary                                              51,000
                                                                   ------------
TOTAL ASSETS                                                       $  1,141,382
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts Payable                                                     595,478
   Note Payable                                                          39,000
   Accrued Expenses                                                      47,584
   Deferred Revenue                                                         838
                                                                   ------------
     TOTAL LIABILITIES                                                  682,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, 12,000,000 shares
      authorized, 3,487,390 shares issued and outstanding                34,874
   Additional Paid-In Capital                                        24,747,023
   Deficit                                                          (24,323,415)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                         458,482
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,141,382
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS                          SIX MONTHS
                                                           ENDED OCT. 31,                       ENDED OCT. 31,
                                                        2000              1999              2000              1999
                                                    -----------       -----------       -----------       -----------
REVENUES
  Feature Films                                     $   278,701       $   198,575       $   971,266       $   290,440
  Merchandise Catalog Sales                              92,750                 0            92,750                 0
  Theatrical Admissions                                  11,295                 0            11,295                 0
                                                    -----------       -----------       -----------       -----------
                                                        382,746           198,575         1,075,311           290,440

COSTS AND EXPENSES
  Costs Related to Revenue                              165,216            34,966           390,909            34,966
  Selling Expenses                                            0             3,756            35,585             5,207
  General & Administrative Expenses                     242,280           200,375           398,929           476,842
  Interest                                                  566            26,571               566            52,430
                                                    -----------       -----------       -----------       -----------
                                                        408,062           265,668           825,989           569,445
                                                    -----------       -----------       -----------       -----------
  OPERATING LOSS                                        (25,316)          (67,093)          249,322          (279,005)

OTHER INCOME (EXPENSES)
  Equity in Losses of Affiliates                              0          (958,768)                0        (1,196,617)
  Adjustment in Valuation of Other Investments                0          (150,000)                0          (250,000)
  Interest Income                                         1,890                 0             7,668               413
  Gain From Cancellation of Indebtedness                126,313                 0           126,313                 0
                                                    -----------       -----------       -----------       -----------
                                                        128,203        (1,108,768)          133,981        (1,446,204)

  INCOME (LOSS) BEFORE INCOME TAXES                     102,887        (1,175,861)          383,303        (1,725,209)

Provision for Income Taxes                                    0               136             1,600               246
                                                    -----------       -----------       -----------       -----------

  NET INCOME (LOSS)                                 $   102,887       ($1,175,997)      $   381,703       ($1,725,455)
                                                    ===========       ===========       ===========       ===========

  Net Income (Loss) Per Share - Basic               $      0.03       ($     0.34)      $      0.11       ($     0.50)
                                                    ===========       ===========       ===========       ===========

  Weighted Average Number of Common
  Shares - Basic                                      3,487,390         3,482,019         3,487,390         3,478,177
                                                    ===========       ===========       ===========       ===========

  Net Income (Loss) Per Share - Diluted             $      0.03       ($     0.34)      $      0.11       ($     0.50)
                                                    ===========       ===========       ===========       ===========

  Weighted Average Number of Common
  Shares and Common Share Equivalents -
  Diluted                                             3,487,390         3,482,019         3,487,390         3,478,177
                                                    ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS
                                                                       ENDED OCTOBER 31,
                                                                    2000              1999
                                                                 -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                           $   381,703       ($1,725,455)
     Adjustments to reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and Amortization                               59,785            37,223
          Equity in Losses of Affiliates                                   0         1,196,617
          Gain from Cancellation of Indebtedness                    (126,313)                0
          Adj. in Valuation of Other Investments                           0           250,000
     Changes in Assets and Liabilities:
          Decrease in Restricted Cash                                      0         1,000,000
          (Increase) Decrease in Accounts Receivable                (177,328)          167,648
          (Increase) in Inventory                                   (203,607)                0
          (Increase) in Amount Due from Related Party                      0           (93,210)
          (Increase) Decrease in Prepaid Expenses                   (348,554)            2,983
          (Increase) in Security Deposits                            (28,384)                0
          (Increase) Decrease in Other Assets                           (446)           87,774
          Increase (Decrease) in Accounts Payable                    464,994           (19,565)
          Decrease in Accrued Expenses                                     0           (59,428)
          (Decrease) in Deferred Revenue                              (1,062)           (4,500)
                                                                 -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED BY
     OPERATING ACTIVITIES                                             20,788           840,087

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Other Investments                                  (51,000)       (1,250,000)
     Gross Additions to Film Cost                                          0           (50,154)
     Theater Production Costs                                        (43,165)                0
     Disposal of Fixed Assets                                          4,058             1,312
                                                                 -----------       -----------
     NET CASH AND CASH EQUIVALENTS USED
     IN INVESTING ACTIVITIES                                         (90,107)       (1,298,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock                                                     0           161,908
     Issuance of Note Payable                                         39,000           250,000
                                                                 -----------       -----------
     NET CASH AND CASH EQUIVALENTS PROVIDED
     BY FINANCING ACTIVITIES                                          39,000           411,908
                                                                 -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (30,319)          (46,847)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      85,159            55,583
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    54,840       $     8,736
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2000 and the results of operations and cash flows for the six month periods ended October 31, 2000 and 1999 have been included.

The results of operations for the three month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000.

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

NOTE B - FILM COSTS

Film costs consist of film projects actively in development at October 31, 2000.

NOTE C - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                               Six Months Ended  Six Months Ended
                                                 Oct. 31, 2000    Oct. 31, 1999
                                               ----------------  ----------------
      Computed Expected Tax at Statutory Rate      $ 129,781       ($260,590)
      State and Local Taxes                            1,600             112
      Foreign Taxes                                        0             134
      Valuation Allowance                           (129,781)        260,590
                                                     -------         -------
                                                      $1,600            $246
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


NOTE C - INCOME TAXES (CONTINUED)

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                              As Of
                                                         October 31,2000
                                                         ---------------
         Valuation Allowances                                $2,436,000
         Net Operating Loss Carryforwards                     6,210,000
         Investment Tax Credit Carryforwards                  2,166,000
         Foreign Tax Credit Carryforwards                       400,000
                                                            -----------
                                                             11,212,000
         Valuation Allowance                                (11,212,000)
                                                            -----------
                                                                     $0
                                                            ===========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the project, establishing a partnership or joint venture with another film production company or an outright sale of the project.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the common stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to the sellers. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company, after carefully evaluating the remainder of the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors and a material decrease in the trading price of Immediate's common stock. The Company is currently evaluating various alternatives with respect to recovering its investment in Immediate, however, there can be no assurance that the Company will be able to recover any portion of this investment.

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for a combination of approximately $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer that commenced on September 29, 2000, made to existing Animal Town creditors. The Company had agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. This credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 500,000 catalogs, and was collateralized by all of Animal Town's inventory, trademarks and proprietary customer list. The Company believes that there are numerous opportunities in the children's education and entertainment markets and intends to develop a focused strategy that, in the future, will capitalize on these opportunities.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". The play opened November 9, 2000 and, to date, has received favorable press reviews. In addition to certain film rights, performance venues and other production rights that were negotiated with the producer/director team, including future theatrical projects, the Company will assist in the creation and sale of merchandise associated with the theatrical play and will share in the generated revenues.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 31, 2000 VS. THE THREE MONTHS ENDED OCTOBER 31, 1999

     For the quarter ended October 31, 2000, total revenues were $382,746 as compared to $198,575 for the quarter ended October 31, 1999. The increase of $184,171 principally related to merchandise catalog sales resulting from the Company's acquisition of the common stock of Animal Town, Inc. on August 31, 2000 and increased royalties on the Company's feature film library.

     Costs related to revenues were $165,216 for the quarter ended October 31, 2000 as compared to $34,966 during the quarter ended October 31, 1999. This increase of $130,250 principally related to merchandise catalog product costs and amortization costs relating to certain feature films. General and administrative costs increased to $242,280 for the quarter ended October 31, 2000 compared to $200,375 for the quarter ended October 31, 1999, an increase of $41,905 or approximately 21%. The increase resulted principally from additional full-time personnel hired during the quarter ended October 31, 2000 to handle the Company's increased business activities. Interest expense during the quarter ended October 31, 2000 was $566 compared to $26,571 during the quarter ended October 31, 1999, a decrease of $26,005, resulting from the Company's repayment of substantially all of its outstanding notes payable.

     During the quarter ended October 31, 2000, the Company had no equity in the losses of affiliates or adjustments in the valuation of its investments. During the quarter ended October 31, 1999, equity in losses of affiliates was $958,768 reflecting the Company's share of losses incurred by Immediate. During the same period, the Company recorded a decrease adjustment in the valuation of its investment in a joint venture of $150,000. The Company had interest income of $1,890 for the quarter ended October 31, 2000 compared to no interest income during the quarter ended October 31, 1999.

     The Company recorded a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the quarter ended October 31, 2000. The indebtedness was originally satisfied by an agreement, executed prior to April 30, 2000, to convert the indebtedness to common stock of the Company. During the quarter ended October 31, 2000, the Company reached a new agreement with the debtholders, who were affiliates of Immediate, to relinquish and cancel their debt due to certain cash advances that were made by the Company to Immediate, which were subsequently determined to be uncollectible. The Company reached this subsequent agreement prior to the issuance of the common stock specified in the original agreement. During the quarter ended October 31, 1999, the Company had no comparable transactions.

     The Company had net income of $102,887 for the quarter ended October 31, 2000 compared to a net loss of $1,175,997 for the quarter ended October 31, 1999. The increase in net income resulted primarily from (i) increased revenues during the quarter ended October 31, 2000, as discussed above, (ii) higher profit margins on the Company's business activities, resulting in a reduced operating loss, (iii) the equity in losses of affiliates and adjustments made in the valuation of certain investments recorded during the quarter ended October 31, 1999, for which there were no comparable losses during the quarter ended October 31, 2000 and (iv) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the quarter ended October 31, 2000, for which there was no comparable gain during the quarter ended October 31, 1999. During the quarters ended October 31, 2000 and 1999, the Company had no significant provision for income taxes.

THE SIX MONTHS ENDED OCTOBER 31, 2000 VS. THE SIX MONTHS ENDED OCTOBER 31, 1999

     For the six months ended October 31, 2000, total revenues were $1,075,311 as compared to $290,440 for the six months ended October 31, 1999. The increase of $784,871 principally related to (i) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company, (ii) increased foreign distribution revenues from feature films in the Company's film library and (iii) merchandise catalog sales resulting from the Company's acquisition of Animal Town, Inc. on August 31, 2000.

     Costs related to revenue were $390,909 for the six months ended October 31, 2000 as compared to $34,966 during the six months ended October 31, 1999. This increase of $355,943 principally related to merchandise catalog product costs and amortization costs relating to certain feature films. General and administrative costs decreased to $398,929 for the six months ended October 31, 2000 from $476,842 for the six months ended October 31, 1999, a decrease of $77,913 or approximately 16%. The decrease resulted principally from decreased financing costs associated with a convertible promissory note that was outstanding during the six months ended October 31, 1999 and was repaid on February 15, 2000. Interest expense during the six months ended October 31, 2000 was $566 compared to $52,430 during the six months ended October 31, 1999, a decrease of $51,864, resulting from the Company's repayment of substantially all its outstanding notes payable.

     During the six months ended October 31, 2000, the Company had no equity in the losses of affiliates or adjustments in the valuation of its investments. During the six months ended October 31, 1999, equity in losses of affiliates was $1,196,617 reflecting the Company's share of losses incurred by Immediate. During the same period, the Company recorded a decrease adjustment in the valuation of its investment in a joint venture of $250,000. The Company had interest income of $7,668 for the six months ended October 31, 2000 compared to interest income of $413 during the six months ended October 31, 1999.

     The Company recorded a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the six months ended October 31, 2000. The indebtedness was originally satisfied by an agreement, executed prior to April 30, 2000, to convert the indebtedness to common stock of the Company. During the three months ended October 31, 2000, the Company reached a new agreement with the debtholders, who were affiliates of Immediate, to relinquish and cancel their debt due to certain cash advances that were made by the Company to Immediate, which were subsequently determined to be uncollectible. The Company reached this subsequent agreement prior to the issuance of the common stock specified in the original agreement. During the six months ended October 31, 1999, the Company had no comparable transactions.

     The Company had net income of $381,703 for the six months ended October 31, 2000 compared to a net loss of $1,725,455 for the six months ended October 31, 1999. The increase in net income resulted primarily from (i) increased revenues during the six months ended October 31, 2000, as discussed above, (ii) higher profit margins on the Company's business activities, resulting in operating income for the six months ended October 31, 2000 compared to an operating loss for the comparable prior year period, (iii) the equity in losses of affiliates and adjustments made in the valuation of certain investments recorded during the six months ended October 31, 1999 for which there were no comparable losses during the six months ended October 31, 2000 and (iv) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the six months ended October 31, 2000, for which there was no comparable gain during the six months ended October 31, 1999. During the six months ended October 31, 2000 and 1999, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of working capital during the three and six month periods ended October 31, 2000 was motion picture licensing income, merchandise product sales from its catalog operation and ticket admission revenues from its theatrical play production. The Company continues to invest in the development of motion picture film scripts, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed film scripts, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain all of its business activities.

     For the six months ended October 31, 2000, the Company's net cash flow provided by operating activities was $20,788 compared to net cash flow of $840,087 for the comparable six month prior year period. The resulting decrease was principally attributable to restricted cash received by the Company, pursuant to a secured financing arrangement with a third party during the six months ended October 31, 1999 and utilized in connection with the purchase of certain investments. This transaction also principally accounted for the reduction of net cash used in investing activities from $1,298,842 during the six months ended October 31, 1999 to $90,109 during the six months ended October 31, 2000. At October 31, 2000, the Company had cash and cash equivalents of $54,840 compared to $8,736 at October 31, 1999.

FUTURE COMMITMENTS

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for a combination of approximately $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer that commenced on September 29, 2000, made to existing Animal Town creditors. The exchange offer was made pursuant to a private placement offering memorandum with an acceptance deadline of no later than January 26, 2001. The Company believes that substantially all of the Animal Town, Inc. creditors will accept the exchange offer prior to its expiration.

     The Company does not have, nor is it aware of, any other material future commitments.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

     3.1  Restated Certificate of Incorporation of Registrant. (1)

     3.2  Bylaws of Registrant. (2)

     10.1 Letter Agreement dated July 20, 2000 between Registrant and C. Timothy Ranney. (3)

     10.2 Stock Purchase Agreement dated as of August 31, 2000 between Registrant and Kenneth Kolsbun. (3)

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



Date:  December 18, 2000                  KINGS ROAD ENTERTAINMENT, INC.


                                           By: /s/ DAVID W. DUBE
                                               -------------------------------
                                                 David W. Dube, President
                                                 Chief Operating Officer