Form 10QSB
period 2001-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2001-03-22
CIK 773588

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934




For the Quarterly Period Ended January 31, 2001      Commission File No. 0-14234




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

                               YES [X]     NO [ ]


As of March 20, 2001, the registrant had 3,487,390 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES [ ]    NO  [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      AS OF
                                                                  JAN. 31, 2001
                                                                  -------------
    ASSETS
       Cash and Cash Equivalents                                   $     47,216
       Inventories                                                      215,890
       Accounts Receivable                                              306,496
       Due from Related Party                                            55,660
       Film Costs, net of amortization of $168,463,829                   57,957
       Theatrical Production Costs                                       37,385
       Prepaid Catalog Costs                                            197,348
       Other Prepaid Expenses and Deposits                               43,430
       Fixed Assets                                                       3,824
                                                                   ------------
    TOTAL ASSETS                                                   $    965,206
                                                                   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
       Accounts Payable                                            $    458,728
       Note Payable                                                      19,000
       Accrued Expenses                                                   9,987
       Deferred Revenue                                                   9,930
                                                                   ------------
         TOTAL LIABILITIES                                              497,645

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 12,000,000 shares
          authorized, 3,487,390 shares issued and outstanding            34,874
       Additional Paid-In Capital                                    24,747,023
       Deficit                                                      (24,314,336)
                                                                   ------------
         TOTAL STOCKHOLDERS' EQUITY                                     467,561
                                                                   ============
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    965,206
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS                        NINE MONTHS
                                                               ENDED JAN. 31,                      ENDED JAN. 31,
                                                        -----------------------------       -----------------------------
                                                            2001              2000              2001              2000
                                                        -----------       -----------       -----------       -----------
    REVENUES
      Feature Films                                     $   296,248       $   234,898       $ 1,267,514       $   525,338
      Merchandise Catalog Sales                             394,010                 0           486,760                 0
      Theatrical Admissions                                 274,292                 0           285,586                 0
                                                        -----------       -----------       -----------       -----------
                                                            964,550           234,898         2,039,860           525,338

    COSTS AND EXPENSES
      Costs Related to Revenue                              368,219            41,249           791,799            76,215
      Selling Expenses                                            0             8,858                 0            14,065
      General & Administrative Expenses                     585,913           157,307           988,788           634,149
      Interest                                                  438            26,571             1,004            79,001
                                                        -----------       -----------       -----------       -----------
                                                            954,570           233,985         1,781,591           803,430
                                                        -----------       -----------       -----------       -----------
      OPERATING INCOME (LOSS)                                 9,980               913           258,269          (278,092)


    OTHER INCOME (EXPENSES)
      Equity in Losses of Affiliates                              0          (299,155)                0        (1,495,772)
      Adjustment in Valuation of Other Investments                0                 0                 0          (250,000)
      Interest Income                                           135               168             7,802               581
      Gain From Cancellation of Indebtedness                      0                 0           126,313                 0
                                                        -----------       -----------       -----------       -----------
                                                                135          (298,987)          134,115        (1,745,191)

      INCOME (LOSS) BEFORE INCOME TAXES                      10,115          (298,074)          392,384        (2,023,283)

    Provision for Income Taxes                                    0             2,620             1,600             2,866
                                                        -----------       -----------       -----------       -----------
      NET INCOME (LOSS)                                 $    10,115       $  (300,694)      $   390,784       $(2,026,149)
                                                        ===========       ===========       ===========       ===========

      Net Income (Loss) Per Share - Basic               $      0.00       $     (0.09)      $      0.11       $     (0.58)
                                                        ===========       ===========       ===========       ===========

      Weighted Average Number of Common
      Shares - Basic                                      3,487,390         3,482,019         3,487,390         3,479,457
                                                        ===========       ===========       ===========       ===========

      Net Income (Loss) Per Share - Diluted             $      0.00       $     (0.09)      $      0.11       $     (0.58)
                                                        ===========       ===========       ===========       ===========

      Weighted Average Number of
      Common Shares and Common Share Equivalents -
      Diluted                                             3,487,390         3,482,019         3,487,390         3,479,457
                                                        ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                           ENDED JANUARY 31,
                                                                     -----------------------------
                                                                        2001               2000
                                                                     -----------       -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                           $   390,784       $(2,026,149)
         Adjustments to reconcile Net Income (Loss) to Net Cash
         Provided by (Used in) Operating Activities:
              Depreciation and Amortization                              281,528            79,547
              Equity in Losses of Affiliates                                   0         1,495,772
              Gain from Cancellation of Indebtedness                    (126,313)                0
              Adj. in Valuation of Other Investments                           0           250,000
         Changes in Assets and Liabilities:
              Decrease in Restricted Cash                                      0         1,000,000
              Increase (Decrease) in Accounts Receivable                (206,537)          185,422
              Increase in Inventory                                     (215,890)                0
              Increase in Amount Due from Related Party                        0           (93,210)
              Increase in Prepaid Expenses                              (184,871)           (2,642)
              Increase (Decrease) in Other Assets                        (41,440)          114,573
              Increase (Decrease) in Accounts Payable                     71,810           (64,991)
              Increase (Decrease) in Accrued Expenses                      6,827           (58,193)
              Increase (Decrease) in Deferred Revenue                      8,030            (5,375)
                                                                     -----------       -----------
         NET CASH AND CASH EQUIVALENTS PROVIDED BY
         (USED IN) OPERATING ACTIVITIES                                  (16,072)          874,754

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of Other Investments                                  (10,000)       (1,250,000)
         Gross Additions to Film Cost                                          0           (51,261)
         Gross Additions to Theater Production Costs                     (37,385)                0
         Disposal (Purchase) of Fixed Assets                               6,514            (3,312)
                                                                     -----------       -----------
         NET CASH AND CASH EQUIVALENTS USED
         IN INVESTING ACTIVITIES                                         (40,871)       (1,304,573)

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Stock                                                     0           161,908
         Issuance of Note Payable                                         39,000           250,000
         Repayment of Note Payable                                       (20,000)                0
                                                                     -----------       -----------
         NET CASH AND CASH EQUIVALENTS PROVIDED
         BY FINANCING ACTIVITIES                                          19,000           411,908
                                                                     -----------       -----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                            (37,943)          (17,911)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      85,159            55,583
                                                                     -----------       -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    47,216       $    37,672
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2001 and the results of operations and cash flows for the nine month periods ended January 31, 2001 and 2000 have been included.

The results of operations for the three month period ended January 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000.

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

NOTE B - FILM COSTS

Film costs consist of motion picture projects actively in development at January 31, 2001.

NOTE C - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                       Nine Months Ended    Nine Months Ended
                                                         Jan. 31, 2001        Jan. 31, 2000
                                                       -----------------    -----------------
    Computed Expected Tax (Benefit) at Statutory Rate      $ 132,867            $(688,891)
    State and Local Taxes                                      1,600                2,732
    Foreign Taxes                                                  0                  134
    Valuation Allowance                                     (132,867)             688,891
                                                           ---------            ---------
                                                           $   1,600            $   2,866
                                                           =========            =========

For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring between 2001 and 2002) and net operating loss carryforwards of approximately $19,496,000 (expiring between 2001 and 2016) to offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                  As Of
                                            January 31, 2001
                                            ----------------
    Investment Valuation Allowances          $  2,436,000
    Net Operating Loss Carryforwards            6,210,000
    Investment Tax Credit Carryforwards         2,166,000
    Foreign Tax Credit Carryforwards              400,000
                                             ------------
                                               11,212,000
    Valuation Allowance                       (11,212,000)
                                             ------------
                                             $          0
                                             ============

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

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
           RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the film, establishing a partnership or joint venture with another film production company or an outright sale of the developed project.

         On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the common stock of Immediate for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate is a diversified entertainment holding company that provides services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operates a mail order music club. The Company, after carefully evaluating the remainder of the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors, a material decrease in the trading price of Immediate's common stock and the subsequent filing of certain insolvency proceedings in Germany by a subsidiary of Immediate. The Company is currently evaluating various alternatives with respect to recovering its investment in Immediate, however, there can be no assurance that the Company will be able to recover any portion of this investment.

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

         On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". The play opened November 9, 2000 and received a substantial number of favorable press reviews. In addition to certain film rights, performance venues and other production rights that were negotiated with the producer/director team, including future theatrical projects, the Company will assist in the creation and sale of merchandise associated with the theatrical play and will share in any future generated revenues. The Company announced on March 13, 2001 that the play conducted its final show after 17 previews and 124 performances. Further productions are in the initial planning stages for San Francisco, Miami, London and Sydney.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JANUARY 31, 2001 VS. THE THREE MONTHS ENDED JANUARY 31, 2000

         For the quarter ended January 31, 2001, total revenues were $964,550 as compared to $234,898 for the quarter ended January 31, 2000. The increase of $729,652 principally related to holiday merchandise catalog sales resulting from the Company's acquisition of the common stock of Animal Town, Inc. on August 31, 2000 and ticket admissions revenues from its theatrical play production of "End of the World Party", for which there were no comparable revenues during the quarter ended January 31, 2000, and increased royalties on the Company's feature film library.

         Costs related to revenues were $368,219 for the quarter ended January 31, 2001 as compared to $41,249 during the quarter ended January 31, 2000. This increase of $326,970 principally related to merchandise catalog product costs and amortization costs relating to certain feature films. General and administrative costs increased to $585,913 for the quarter ended January 31, 2001 compared to $157,307 for the quarter ended January 31, 2000, an increase of $428,606. The increase resulted principally from additional full-time personnel employed during the quarter ended January 31, 2001 to handle the Company's increased business activities and contracted personnel and occupancy costs associated with the Company's theatrical play production. Interest expense during the quarter ended January 31, 2001 was $438 compared to $26,571 during the quarter ended January 31, 2000, a decrease of $26,133, resulting from the Company's repayment of substantially all of its outstanding notes payable.

         During the quarter ended January 31, 2001, the Company had no equity in the losses of affiliates. During the quarter ended January 31, 2000, equity in losses of affiliates was $299,155 reflecting the Company's share of losses incurred by Immediate. The Company had interest income of $135 for the quarter ended January 31, 2001 compared to interest income of $168 during the quarter ended January 31, 2000.

         The Company had net income of $10,115 for the quarter ended January 31, 2001 compared to a net loss of $300,694 for the quarter ended January 31, 2000. The increase in net income resulted primarily from (i) increased revenues during the quarter ended January 31, 2001, as discussed above, and (ii) higher profit margins on certain of the Company's business activities. During the quarters ended January 31, 2001 and 2000, the Company had no significant provision for income taxes.

THE NINE MONTHS ENDED JANUARY 31, 2001 VS. THE NINE MONTHS ENDED JANUARY 31,
2000

         For the nine months ended January 31, 2001, total revenues were $2,039,860 as compared to $525,338 for the nine months ended January 31, 2000. The increase of $1,514,522 principally related to (i) the sale of the Company's rights to "Ticker", a motion picture project that had been developed by the Company, (ii) increased distribution revenues from feature films in the Company's film library, (iii) holiday merchandise catalog sales resulting from the Company's acquisition of Animal Town, Inc. on August 31, 2000 and (iv) ticket admissions revenues from its theatrical play production of "End of the World Party".

         Costs related to revenue were $791,799 for the nine months ended January 31, 2001 as compared to $76,215 during the nine months ended January 31, 2000. This increase of $715,584 principally related to holiday merchandise catalog product costs and amortization costs relating to certain feature films. General and administrative costs increased to $988,788 for the nine months ended January 31, 2001 from $634,149 for the nine months ended January 31, 2000, an increase of $354,639. The increase resulted principally from additional full-time personnel employed during the nine months ended January 31, 2001 to handle the Company's increased business activities and contracted personnel and occupancy costs associated with the Company's theatrical play production. Interest expense during the nine months ended January 31, 2001 was $1,004 compared to $79,001 during the nine months ended January 31, 2000, a decrease of $77,997, resulting from the Company's repayment of substantially all its outstanding notes payable.

         During the nine months ended January 31, 2001, the Company had no equity in the losses of affiliates or adjustments in the valuation of its investments. During the nine months ended January 31, 2000, equity in losses of affiliates was $1,495,772 reflecting the Company's share of losses incurred by

Immediate. During the same period, the Company recorded a decrease adjustment in the valuation of an investment in a joint venture of $250,000. The Company had interest income of $7,802 for the nine months ended January 31, 2001 compared to interest income of $581 during the nine months ended January 31, 2000.

         The Company recorded a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the nine months ended January 31, 2001. The indebtedness was originally satisfied by an agreement, executed prior to April 30, 2000, to convert the indebtedness to common stock of the Company. During the nine months ended January 31, 2001, the Company reached a new agreement with the debtholders, who were either affiliates of or related to Immediate, to relinquish and cancel their debt due to certain cash advances that were made by the Company to Immediate, which were subsequently determined to be uncollectible. The Company reached this subsequent agreement prior to the issuance of the common stock specified in the original agreement. During the nine months ended January 31, 2000, the Company had no comparable transactions.

         The Company had net income of $390,784 for the nine months ended January 31, 2001 compared to a net loss of $2,026,149 for the nine months ended January 31, 2000. The increase in net income resulted primarily from (i) increased revenues during the nine months ended January 31, 2001, as discussed above, (ii) higher profit margins on certain of the Company's business activities, resulting in operating income for the nine months ended January 31, 2001, compared to an operating loss for the comparable prior year period, (iii) the equity in losses of affiliates and adjustments made in the valuation of certain investments recorded during the nine months ended January 31, 2000 for which there were no comparable losses during the nine months ended January 31, 2001 and (iv) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the nine months ended January 31, 2001, for which there was no comparable gain during the nine months ended January 31, 2000. During the nine months ended January 31, 2001 and 2000, the Company had no significant provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of working capital during the three and nine month periods ended January 31, 2001 was motion picture licensing income, merchandise product sales from its catalog operation and ticket admission revenues from its theatrical play production. The Company continues to invest in the development of motion picture projects, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed projects, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. With the exception of financing of new film production costs, the Company believes it has sufficient working capital to maintain all of its business activities.

         For the nine months ended January 31, 2001, the Company's net cash flow used in operating activities was $16,072 compared to net cash flow provided by operating activities of $874,754 for the comparable nine month prior year period. The resulting decrease was principally attributable to restricted cash received by the Company, pursuant to a secured financing arrangement with a third party during the nine months ended January 31, 2000 and utilized in connection with the purchase of certain investments. This transaction also principally accounted for the reduction of net cash used in investing activities from $1,304,573 during the nine months ended January 31, 2000 to $40,871 during the nine months ended January 31, 2001. At January 31, 2001, the Company had cash and cash equivalents of $47,216 compared to $37,672 at January 31, 2000.

FUTURE COMMITMENTS

         On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for a combination of approximately $51,000 in cash and the issuance of up to 97,026 shares of the Company's common stock, the exact number of shares to be determined based upon a debt-for-equity exchange offer that commenced on September 29, 2000, made to existing Animal Town creditors. The exchange offer was made pursuant to a private placement offering memorandum with an acceptance deadline of no later than January 26, 2001. The Company believes that approximately eighty percent (80%) of the dollar amount of all Animal Town, Inc. creditor claims subject to the exchange offer were properly tendered prior to the expiration of the offering period.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

         3.1      Restated Certificate of Incorporation of Registrant. (1)

         3.2      Bylaws of Registrant. (2)

         -----------
         (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
         (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

(b)  FORMS 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 20, 2001                       KINGS ROAD ENTERTAINMENT, INC.


                                            By: /s/David W. Dube
                                                ------------------------
                                                David W. Dube, President
                                                Chief Operating Officer