Form 10KSB
period 2001-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2001-10-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2001	Commission File No. 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation)	95-3587522 (I.R.S. Employer Identification No.)

12 East 33rd Street, 12th Floor
New York, NY 10016
(Address of principal executive office)

Issuer’s telephone number: (212) 252-9519

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

YES [X]       NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year: $2,313,691

As of October 5, 2001, the aggregate market value of the voting stock held by non-affiliates (based on the average of the closing bid and ask prices as reported on the NASD over-the-counter bulletin board) was approximately $172,571 (assuming all officers and directors are deemed affiliates for this purpose).

As of October 5, 2001 the registrant had 3,664,390 shares of its common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: YES [   ]       NO [X]

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

General

     Kings Road Entertainment, Inc. (“Company” or “Registrant”), incorporated in Delaware in 1980, has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. Seventeen additional pictures have since been theatrically released in the domestic market and six pictures have been released directly to the domestic home video or pay television market.

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues principally from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company’s founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options.

     On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation (“FAB”), MBO Music Verlag GmbH (“MBO”), West Union Leasing Ltd. (“West”) and RAS Securities Corp. (collectively, the “Acquirors”) purchased 962,360 shares of the Company’s common stock (approximately 50.3% of the Company’s then outstanding common stock) from the Estate of Stephen Friedman (“Estate”) and Christopher Trunkey, the former Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. (“MAC”) agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company’s shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder’s shares at a price of $2.35 per share (“Purchase Offer”). On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company’s closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. (“Immediate”), approximately 19% of Immediate’s then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company’s common stock and a note payable to the sellers of the stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate was an entertainment holding company that provided services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operated a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate’s continued operating losses, changes in management, a “going concern” opinion rendered by Immediate’s auditors, a material decrease in the trading price of Immediate’s common stock and the subsequent filing of certain insolvency proceedings in Germany by the principal operating subsidiary of Immediate. The Company does not believe that it will recover any portion of the investment in Immediate.

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. (“Animal Town”), a privately-held direct mail order catalogue company that markets children’s toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company’s common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by all of Animal Town’s inventory, trademarks and proprietary customer list. The Company is presently evaluating the Animal Town operation, which may include a substantial reduction, total cessation or sale of the operation. The Company expects revenues from merchandise sales to substantially decline.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play “End of the World Party”. The play opened November 9, 2000 and received a substantial number of favorable press reviews. The Company announced on March 13, 2001 that the play conducted its final show after 17 previews and 124 performances. The Company does not expect to undertake any future production activities with respect to live performances.

Development

     The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company is developing between approximately three and ten motion picture scripts or ideas for possible future production. During the years ended April 30, 2001 and 2000, the Company spent approximately $182,000 and $54,000, respectively, on development activities. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $100,000 and $200,000 each year in the future on such activities. Although many of the projects that the Company develops are subsequently abandoned, the Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

Financing

     The Company’s strategy has been to fully finance its pictures by obtaining advances and guarantees from the licensing of distribution rights in its pictures and other investments from third parties. Once fully financed, the Company would primarily earn fees for its development and production services plus contingent compensation based on the success of a film. If necessary, the Company may finance a portion of the cost of a film using internally generated funds or debt financing.

Production

     Once fully financed, the Company attempts to produce its pictures at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining only a small staff and by renting production facilities and engaging production staff only as required. The Company has generally produced pictures that have had a cost of production between $1,000,000 and $10,000,000 and did not exceed their budgeted cost. Although the Company’s past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

     As of April 30, 2001, the Company has produced (or co-produced) twenty-five pictures, eighteen of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

Title	Principal Cast	Release Date

All of Me	Steve Martin, Lily Tomlin	September 1984
Creator	Peter O’Toole, Mariel Hemingway	September 1985
Enemy Mine	Dennis Quaid, Louis Gossett, Jr.	December 1985
The Best of Times	Robin Williams, Kurt Russell	January 1986
Touch & Go	Michael Keaton, Maria Conchita Alonso	August 1986
Morgan Stewart’s Coming Home	Jon Cryer, Lynn Redgrave	February 1987
The Big Easy	Dennis Quaid, Ellen Barkin	August 1987
In the Mood	Patrick Dempsey, Beverly D’Angelo	September 1987
Rent-A-Cop	Burt Reynolds, Liza Minelli	January 1988
The Night Before	Keanu Reeves, Lori Louglin	March 1988
My Best Friend is a Vampire	Robert Sean Leonard, Cheryl Pollack	May 1988
Jacknife	Robert DeNiro, Ed Harris	March 1989
Time Flies When You’re Alive	Paul Linke	July 1989
Kickboxer	Jean Claude Van Damme	August 1989
Homer & Eddie	Whoopi Goldberg, James Belushi	December 1989
Blood of Heroes	Rutger Hauer, Joan Chen	February 1990
Kickboxer II	Sasha Mitchell, Peter Boyle	June 1991
Kickboxer III	Sasha Mitchell	June 1992
Paydirt	Jeff Daniels, Catherine O’Hara	August 1992
Knights	Kris Kristofferson, Kathy Long	November 1993
Brainsmasher	Andrew Dice Clay, Teri Hatcher	November 1993
Kickboxer IV	Sasha Mitchell	July 1994
The Stranger	Kathy Long	March 1995
The Redemption	Mark Dacascos	August 1995
The Haunted Heart	Diane Ladd, Olympia Dukakis	January 1996

Distribution

     Theatrical — The Company, when practical, has licensed its pictures to distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company’s motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. In certain cases, distributors have advanced the costs of advertising and publicizing the motion pictures and the manufacture of prints, however, in most cases, the Company has been required to fund or arrange funding for these costs itself. The Company’s most recent pictures, however, were not theatrically released and were initially released on either home video or pay television.

     Home Video — Distribution into the home video market has occurred by licensing the home video rights for the Company’s pictures to video distributors including HBO Video, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors, in turn, sell videocassettes to video retailers that rent or sell videocassettes to consumers. During the year ended April 30, 1999, the Company licensed the home video and DVD rights for the United States and Canada to nineteen (19) of its pictures to Trimark Pictures. All but one of the pictures had been previously released.

     Pay and Free Television — Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company’s films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies such as ITC Entertainment and Worldvision Enterprises who, in turn, sell packages of films to television stations and basic cable services.

     Other Rights — Network television, non-theatrical, music publishing, soundtrack album, novelization, and other miscellaneous rights in the Company’s pictures have been, whenever possible, licensed by the Company to third parties. The revenue derived from the exercise of these other rights is generally not as significant as revenue derived from other sources.

     International Markets — The Company previously generated substantial revenues from the licensing of its pictures outside of the United States. However, in 1996 the Company sold the international distribution rights to most of its films to another company. For those pictures where international distribution rights are still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film production, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain its own staff.

Employees

     As of April 30, 2001, the Company employed three full-time employees. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company’s activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

Competition

     The motion picture industry is highly competitive. The Company faces intense competition from motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with pictures produced by the Company.

     The Company expects the children’s educational and entertainment markets to be highly competitive as well, with numerous well known and well financed companies providing a broad array of children’s products and merchandise.

Regulation

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recording, artwork, still photography and motion picture properties are each separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Company has taken all appropriate and reasonable measures to obtain agreements from licensees to secure, protect and maintain copyright protection for all motion pictures under the laws of all applicable jurisdictions.

     The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its pictures for such ratings. Management’s current policy is to produce or participate in the production of motion pictures that qualify for a rating no more restrictive than “R”.

ITEM 2. PROPERTIES

     The Company’s principal executive offices are located at 12 East 33rd Street, 12th Floor, New York, New York 10016 and consist of approximately 300 square feet leased on a month-to-month basis. In management’s opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and would rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s shareholders during the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the OTC Bulletin Board under the symbol: “KREN”. The following table sets forth the high and low sales prices of the Company’s common stock during the years ended April 30, 2001 and 2000:

Fiscal Year 2001	High	Low

First Quarter	1.65	0.45
Second Quarter	0.53	0.28
Third Quarter	0.38	0.16
Fourth Quarter	0.35	0.12

Fiscal Year 2000	High	Low

First Quarter	3.81	1.50
Second Quarter	1.63	0.50
Third Quarter	0.88	0.38
Fourth Quarter	0.44	0.38

     As of October 5, 2001, the Company had approximately 293 stockholders of record.

     In October 1999, the Company’s common stock was de-listed from the NASDAQ SmallCap Market because the Company failed to meet certain minimum listing maintenance criteria set by NASDAQ.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived revenues almost exclusively from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company’s founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options.

     On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS purchased 962,360 shares of the Company’s common stock (approximately 50.3% of the Company’s then outstanding common stock) from the Estate and Christopher Trunkey, the former Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, MAC agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company’s shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder’s shares at a price of $2.35 per share (“Purchase Offer”). On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company’s closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate’s then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company’s common stock and a note payable to the sellers of the stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate was an entertainment holding company that provided services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operated a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate’s continued operating losses, changes in management, a “going concern” opinion rendered by Immediate’s auditors, a material decrease in the price of Immediate’s common stock, and the subsequent filing of certain insolvency proceedings in Germany by the principal operating subsidiary of Immediate. The Company does not believe that it will recover any portion of the investment in Immediate.

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. (“Animal Town”), a privately-held direct mail order catalogue company that markets children’s toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company’s common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by all of Animal Town’s inventory, trademarks and proprietary customer list.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play “End of the World Party”. The play opened November 9, 2000 and received a substantial number of favorable press reviews. The Company announced on March 13, 2001 that the play conducted its final show after 17 previews and 124 performances.

Overview

     During the years ended April 30, 2001 and 2000, the Company did not produce any films. The Company’s most recent picture, The Redemption, was completed in early 1995 and premiered on Home Box Office pay television in August 1995. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (See “Item 1. — Description of Business”).

     The Company’s revenues have been substantially derived from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a “multiple rights license”. In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company’s revenues vary significantly each year depending on the number and the success of the release of films that become available in the various media during that fiscal year. Although the Company has not produced any films since 1995, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, as was the case with respect to the sale of “Ticker” during the year ended April 30, 2001, may achieve commercial success.

     As revenues have been recognized for each film, the Company has amortized the costs incurred in producing that film. The Company previously amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53 (“FAS 53”), which provided that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company’s estimate of total revenues to be realized. The Company’s management had periodically reviewed its estimates on a film-by-film basis and, when unamortized costs exceeded net realizable value for a film, that film’s unamortized costs had been written down to net realizable value. During the year ended April 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 139 which, in effect, replaced FAS 53. Since the Company has not produced a motion picture film since 1995 and in light of the fact that all of the Company’s previously produced motion picture films have been fully amortized, there was no effect to the Company in adopting this new accounting standard. Costs relating to projects that have been abandoned or sold before being produced have been charged to overhead in the year that event occurs.

Results of Operations

     For the year ended April 30, 2001, feature film revenues were approximately $1,387,000 as compared to approximately $660,000 for the year ended April 30, 2000. The substantial increase in feature film revenues resulted primarily from (i) the sale of the Company’s rights to “Ticker”, a feature film project that had been developed by the Company and (ii) increased domestic and foreign distribution revenues from feature films in the Company’s library. However, until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will decline. Revenues derived from merchandising sales of the Animal Town children’s catalog were approximately $560,000 for the year ended April 30, 2001 as compared to $0 for the year ended April 30, 2000, the increase totally attributable to the Company’s acquisition of Animal Town on August 31, 2000. The Company is presently evaluating the Animal Town catalog operation, which may include a substantial reduction, total cessation or sale of the operation. The Company expects revenues from merchandise sales to substantially decline. Revenues from theatrical admissions resulting from the production of the Off—Broadway play “End of the World Party” were approximately $367,000 for the year ended April 30, 2001 as compared to $0 for the year ended April 30, 2000. The play opened November 9, 2000 and closed on March 13, 2001. The Company does not expect to undertake any future production activities with respect to live theatrical performances.

     Costs related to revenues were approximately $628,000 and $79,600 for the years ended April 30, 2001 and 2000, respectively. The increase of approximately $548,400 resulted primarily from the amortization of costs related to “Ticker” and product merchandise costs related to Animal Town catalog sales. Selling expenses were approximately $30,600 and $19,100 for the years ended April 30, 2001 and 2000, respectively, an increase of approximately $11,500. This increase resulted primarily from commissions payable to the Company’s sales agent handling foreign distribution of the Company’s film library.

     General and administrative costs were approximately $1,786,000 and $675,000 for the years ended April 30, 2001 and 2000, respectively, an increase of approximately $1,111,000. This increase resulted primarily from operating costs and expenses associated with the acquisition of Animal Town, Inc. as of August 31, 2000 and theatrical production expenses associated with “End of the World Party”, which opened Off-Broadway on November 9, 2000. The Company expects to significantly reduce its general and administrative costs as it (1) evaluates an alternative plan of operation for the Animal Town catalog and (2) does not intend to undertake any future production activities with respect to live theatrical performances. Interest expense decreased to approximately $500 during the year ended April 30, 2001 from approximately $85,600 during the year ended April 30, 2000. This decrease resulted primarily from an interest charge during the year ended April 30, 2000 of approximately $85,000 related to the $1,000,000 convertible note issued by the Company on April 26, 1999 that was repaid on February 15, 2000. (See Note E — Notes Payable).

     During the years ended April 30, 2001 and 2000, the Company recorded valuation allowances of approximately $0 and $2,230,000, respectively, principally reflecting the Company’s expectation that it will not recover its investment in or advances to Immediate as well as certain other investments. In addition, as of April 30, 2000, the Company had recorded equity in losses of affiliates and/or valuation allowances for the full amount of its investment in Immediate. Immediate has experienced substantial recurring operating losses and has a significant working capital deficit. During the year ended April 30, 2000, the Company also recorded a valuation allowance for the full amount of its investment in Merchant Ivory Distribution, LLC. (See Note C - Investments). During the period ended April 30, 2000, the Company recorded a gain on the sale of its investment in Star TV. The gain resulted from the forgiveness by Star of a loan to the Company in the principal amount of $250,000 plus accrued interest of $10,538 that occurred as part of a transaction whereby the Company sold its investment in Star back to Star. (See Note C — Investments and Note E — Notes Payable).

     During the year ended April 30, 2001, the Company incurred a net loss of approximately $131,300 versus a net loss of approximately $2,172,000 during the year ended April 30, 2000. The loss for the year ended April 30, 2001 resulted primarily from the initial operating costs and expenses of Animal Town, Inc. since its acquisition on August 31, 2000 and the operating loss associated with the live theatrical production of “End of the World Party". The decrease in the Company’s net loss of approximately $2,041,000 as compared to the year ended April 30, 2000 resulted primarily from the decrease in adjustments in valuations of investments, principally attributable to the Company’s investment in Immediate, net of the gain on the sale of the investment in Star TV. During the years ended April 30, 2001 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film’s cost. The Company’s principal source of working capital during the year ended April 30, 2001 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

     During the year ended April 30, 2001, the Company’s operating activities generated approximately $246,000 of cash, that was primarily used to finance film project development activities and other investment requirements. During the year ended April 30, 2000, the Company’s operating activities generated approximately $919,000 of cash that was primarily used to repay a convertible note in the principal amount of $1,000,000. The Company had cash and cash equivalents of approximately $54,400 and $85,000 at April 30, 2001 and 2000, respectively.

Future Commitments

     The Company does not have any other material future commitments.

Forward-Looking Statements

     The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company’s current views with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company’s ability to identify, produce and complete film projects which are successful in the market, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

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

			Expiration
Name	Age	Position	of Term

Michael L. Berresheim	47	Chairman, President, Chief Executive Officer and Chief Financial Officer	2002
H. Martin DeFrank	54	Director, Chief Operating Officer	2002
Geraldine Blecker	55	Director and Vice President	2002

Executive Officers and Directors

     MICHAEL L. BERRESHEIM has been a director of the Company since November 1999 and began serving as the Company’s Chairman and Chief Executive Officer in April 2000. Mr. Berresheim was the Chairman and Chief Executive Officer of publicly traded Immediate Entertainment Group, Inc. from November 1997 to March 2000. From November 1993 to November 1997, Mr. Berresheim was Chairman of Media and Music Services Holding Corp. (“MMS”), a music publishing company. Prior to November 1993, Mr. Berresheim was self-employed, during which time he was associated with Filmtrax, an independent film music publisher in Europe and founded King Biscuit Flower Hour Records, a U.S. based music label.

     A prosecutorial investigation is currently pending in Germany with respect to an entity known as Top Disc regarding alleged copyright violations. All of the alleged violations relate to Top Disc’s producing compact discs for Kings Records, a Bulgarian music company with no affiliation to Top Disc. The German prosecutor alleges that Kings Records may not have paid royalties to the Bulgarian copyright society for certain recordings, even though there has been no claim of a copyright infringement by any of the legal copyright owners, and that its arrangement with Top Disc for the production of compact discs of such recordings violated applicable copyright laws. There is no precedent law in Germany where a pressing plant, which solely accepted an order by a bonafide third party to press compact discs, has been successfully prosecuted for copyright infringement. Under German law, the investigation pertains to Mr. Berresheim personally as the principal executive officer of Top Disc. Formal proceedings have commenced and Mr. Berresheim expects that the investigation will be terminated with no charges being brought due to evidence that King Records was not in violation of the Bulgarian copyright laws and, in fact, Mr. Berresheim had no direct or indirect involvement with the alleged pressings.

     H. MARTIN DeFRANK has been a director and Chief Operating Officer of the Company since April 2001. Mr. DeFrank was Managing Director of Weathervane Entertainment Group from 1995 through 2001, inclusive, where he directed the creation and production of interactive and reality television programming. From 1991 through 1994, Mr. DeFrank was Director of Engineering for Treetop Systems, Inc., where he managed the development and patenting of robotically controlled telescoping tower systems for aerial videography. In addition, from 1976 to 1994, Mr. DeFrank was a producer for Unicorn Enterprises Films, Inc., where he had executive and line producer responsibilities for administering feature film co-production agreements. Mr. DeFrank attended Yale Drama and the University of New Haven.

     GERALDINE BLECKER has been a director and Vice President of the Company since April 2001 and coordinates the Company’s on-going film script development activities. Ms. Blecker is an active film and television screenwriter, lyricist and musical supervisor for numerous productions, including the European ZDF, HR, SFB and WDR networks, as well as a developer of film and television products for a variety of production companies in Germany and the United Kingdom (TaurusFilm, Traumwerk, FFP Entertainment, Madbox Filmtrack, Tempomedia and MagicWorx). In addition to founding BSS Musikverlag, a music publishing affiliate of FFP Entertainment, in 1985, Ms. Blecker has written television screenplays for both the British (BBC, ATV and London Weekend) and US markets.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company believes that Mr. Berresheim, Mr. DeFrank and Ms. Blecker are currently delinquent in filing Form 4s since joining the Company’s board of directors. Other than the foregoing, the Company does not know of any person or beneficial owner that did not timely file the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation for each of the last three fiscal years of the Company’s Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2001 whose total salary and bonus exceeded $100,000 for the fiscal year (“Named Officers”). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

		Long Term
		Annual Compensation		Compensation

				Stock Options	All Other
Name and Position	Year	Salary($)	Bonus($)	(Shares)	Compensation

Michael L. Berresheim(1)	2001	$120,000	$5,000	0	$0
Chairman, President,	2000	$10,000	$0	0	$0
Chief Executive Officer And Chief Financial Officer
David W. Dube(2)	2000	100,000	0	175,000	0
Former Chief Executive Officer
Phillip G. Cook(3)	2000	0	0	0	0
Former Chairman and	1999	0	0	0	0
Chief Executive Officer
Kenneth I. Aguado(4)	1999	71,085	75,334	66,667	1,154 (5)
Former Chairman and Chief Executive Officer

(1)	Mr. Berresheim became the Company’s Chief Executive Officer in April 2000 and President in April, 2001.

(2)	Mr. Dube was the Company’s Chief Executive Officer and President from June 1999 until his resignation from those positions in April 2000 and March 2001, respectively.

(3)	Mr. Cook was the Company’s Chief Executive Officer from November 1998 until his resignation in June 1999.

(4)	Mr. Aguado was the Company’s Chief Executive Officer from October 1996 until his resignation in November 1999.

(5)	Represents contributions made by the Company on behalf of Mr. Aguado pursuant to the Company’s SIMPLE IRA plan.

Option Grants, Exercises and Year-End Values

     Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2001. No options were granted or exercised during the year ended April 30, 2001.

Value of Unexercised
	Number of Unexercised		In-the-Money Options
	Options at April 30, 2001		at April 30, 2001(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David W. Dube	125,000	50,000	$0	$0

(1)	Based upon the difference between the closing stock price on April 30, 2001 and the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table sets forth certain information, as of October 5, 2001 concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

	Number of		Percent of
Name and Address of Beneficial Owner	Shares		Class

Michael Berresheim	1,507,247	(1)(2)	41.1%
Gerauer Street 58A Moerfelden Walldorf, Germany 64546

MBO Music Verlag GmbH	1,507,247	(1)	41.1%
Gerauer Street 58A Moerfeldon Walldorf, Germany 64546

(1)	Includes 1,507,247 shares owned by MBO Music Verlag Gmbh of which Mr. Berresheim is the Managing Director and sole shareholder.

(2)	The Company has been advised of a claim of ownership by MBO, as successor-in-interest to West Union Leasing Limited, to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that MBO Music Verlag Gmbh is determined to be the owner of such shares, the ownership of MBO Music Verlag Gmbh would increase to 1,657,247 shares or 45.2% of the Company’s outstanding common stock. Mr. Berresheim’s beneficial ownership would likewise increase to 1,657,247 shares or 45.2% of the Company’s outstanding common stock.

Security Ownership of Management

     The following table sets forth, as of October 5, 2001, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

Name and Address of Directors or	Number of	Percent of
Number of Persons in Group	Shares	Class

Michael L. Berresheim	1,507,247 (1)	41.1%
Gerauer Street 58A Moerfelden Walldorf, Germany 64546

H. Martin DeFrank	0	0
317 West 89th Street, 1-WF New York, New York 10019

Geraldine Blecker	0	0
Wetteraustr 23 Frankfurt, Germany 60389

All Executive Officers and Directors as a Group (3 persons)	1,507,247	41.1%

(1)	Includes 1,507,247 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole stockholder.

     Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company’s securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2000, the Company had advanced to Immediate Entertainment Group, Inc. (“Immediate”) or made payments to third parties on Immediate’s behalf, the aggregate sum of $93,000. At April 30, 2000, an aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company ownership of a certain film project that was being developed by Immediate. The basis for determining the value of this project was the historical cost paid by Immediate for development of the project that reduced, on a dollar-for-dollar basis, the amount due from Immediate. The Company, subsequently, recorded a writedown of approximately $185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. The Company reached an agreement during the year ended April 30, 2001 with certain shareholders, who were also holders of certain notes payable of the Company, to cancel the indebtedness in exchange for a reimbursement of the writedown attributable to the Immediate payments. Mr. Berresheim, the Company’s Chairman and Chief Executive Officer, was an officer of Immediate and continues to be a significant shareholder of Immediate.

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

Date: October 5, 2001	KINGS ROAD ENTERTAINMENT, INC.

	By:	/s/ Michael L. Berresheim

Michael L. Berresheim Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael L. Berresheim MICHAEL L. BERRESHEIM	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	October 5, 2001

/s/ H. Martin DeFrank H. MARTIN DEFRANK	Director and Chief Operating Officer	October 5, 2001

/s/ Geraldine Blecker GERALDINE BLECKER	Director	October 5, 2001

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2001

HJ & ASSOCIATES, LLC

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of
Directors of Kings Road Entertainment, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and subsidiaries (the “Company”) as of April 30, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended April 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 2001 and the results of their operations and their cash flows for the years ended April 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ & Associates, LLC

HJ & Associates, LLC,
Salt Lake City, Utah
September 21, 2001

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

AS OF
APRIL 30, 2001

ASSETS
Cash and Cash Equivalents	$54,477
Accounts Receivable	52,890
Inventories	34,071
Film Development Costs, net	126,317
Prepaid Catalog Costs	49,631
Fixed Assets, Net	2,563
Goodwill	67,965

TOTAL ASSETS	$387,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts Payable	$203,369
Note Payable	19,000
Accrued Expenses	56,373
Deferred Revenue	2,300

TOTAL LIABILITIES	281,042
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,664,390 shares issued and outstanding	36,644
Additional Paid-In Capital	24,906,655
Deficit	(24,836,427)

TOTAL STOCKHOLDERS’ EQUITY	106,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$387,914

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED APRIL 30,

	2001	2000

REVENUES
Feature Films	$1,386,512	$659,941
Merchandise Catalog Sales	560,169	0
Theatrical Admissions	367,010	0

	2,313,691	659,941
COSTS AND EXPENSES
Costs Related to Revenue	627,878	79,554
Selling Expenses	30,621	19,073
General & Administrative Expenses	1,786,395	674,252

	2,444,894	772,879

OPERATING LOSS	(71,297)	(198,483)
OTHER EXPENSE (INCOME)
Adjustment in Valuation of Investments	0	(2,229,475)
Interest Income	7,992	1,310
Gain on Sale of Investment	0	260,538
Interest Expense	(438)	(85,545)
Loss on Disposal of Fixed Assets	(5,639)	0

LOSS BEFORE INCOME TAXES	(129,288)	(2,166,110)
Provision for Income Taxes	2,020	5,527

NET LOSS	$(131,308)	$(2,171,637)

Net Loss Per Share — Basic and Diluted	$(0.04)	$(0.62)

Weighted Average Number of Common Shares — Basic and Diluted	3,539,959	3,484,810

These accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Common	Additional		Total
	Stock	Stock	Paid-In		Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 30, 1999	3,389,315	$33,893	$24,573,401	$(22,533,482)	$2,073,812
Issuance of Stock in Regulation S Offering	91,418	914	158,045	—	158,959
Issuance of Stock to Repay Note	60,407	604	141,352	—	141,956
Net Loss	—	—	—	(2,171,637)	(2,171,637)

Balance at April 30, 2000	3,541,140	$35,411	$24,872,798	$(24,705,119)	$203,090
Issuance of stock in connection with acquisition Animal Town, Inc.	77,000	770	12,320		13,090
Issuance of stock in payment to certain former directors	100,000	1,000	21,000		22,000
Cancellation of stock pursuant to agreement with certain shareholders	(53,750)	(537)	537		0
Net Loss				(131,308)	(131,308)

Balance at April 30, 2001	3,664,390	$36,644	$24,906,655	$(24,836,427)	$106,872

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED APRIL 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(131,308)	$(2,171,637)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	269,679	84,100
Adjustment in Valuation of Investments	0	2,229,475
Loss of Disposal of Fixed Assets	5,639	0
Gain on Sale of Investments	0	(260,538)
Stock Issued for Services	22,000	0
Benefit from Conversion of Note Payable to Related Party into Common Stock	0	(68,847)
Changes in Assets and Liabilities:
Increase in Restricted Cash	0	1,000,000
Decrease in Accounts Receivable	47,068	232,385
Increase in Inventories	(34,071)	0
Increase (Decrease) in Prepaid Expenses	(37,154)	3,757
Decrease in Due from Related Party	0	(93,210)
Decrease in Other Assets	1,990	139,189
Increase (Decrease) in Accounts Payable	48,426	(81,908)
Increase (Decrease) in Accrued Expenses	53,213	(88,492)
Increase (Decrease) in Deferred Revenue	400	(5,375)

NET CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	245,882	918,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments	(50,000)	(1,250,000)
Purchase of Fixed Assets	(1,351)	(5,116)
Gross Additions to Film Costs	(205,213)	(53,704)
Sale of Investments	0	1,260,538

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(256,564)	(48,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	0	158,959
Repayment of Notes Payable	(20,000)	(1,000,000)

NET CASH AND CASH EQUIVALENTS USED IN FINANCING ACTIVITIES	(20,000)	(841,041)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(30,682)	29,576
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,159	55,583

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,477	$85,159

Cash paid for:
Interest	438	66,034
Taxes	2,020	4,727

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation — The consolidated financial statements include the accounts of Kings Road Entertainment, Inc. (the “Company”), its subsidiaries and a corporate joint venture, after elimination of all intercompany items and transactions. The wholly-owned subsidiaries include Animal Town, Inc., a California corporation, which was active at April 30, 2001 and Ticker, Inc., a California corporation, which was inactive at April 30, 2001. The Company held a fifty percent (50%) ownership interest in KRTR, Inc., which was inactive at April 30, 2001.

     Accounting Method — The Company’s consolidated financial statements are prepared using the accrual method of accounting.

     Recognition of Revenues — Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

	Months After	Approximate
Marketplace	Initial Release	Release Period

Domestic theatrical		6 months
All international markets		1-10 years
Domestic home video	6 months	6-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-6 years

During the years ended April 30, 2001 and 2000, the Company earned revenue from four significant customers of approximately $1,053,000 (76%) and $445,000 (67%), respectively, from feature film revenues. Revenues from foreign sources were approximately $17,500 and $20,000 in 2001 and 2000, respectively.

The Company records revenue at the time of shipment for sales attributable to the Animal Town mail order catalog and at the time of the theatrical performance for ticket sales associated with theatrical admissions.

Film Development Costs — Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 (“FAS 53”) is used to amortize these costs based on the ratio of revenue earned in the current period to the Company’s estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film’s unamortized costs are written down to net realizable value.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December, 2000, the Company adopted FASB No. 139 which, in effect, replaced FAS 53. Since the Company has not produced a motion picture since 1995 and in light of the fact that all of the Company’s previously produced motion picture films have been fully amortized, the adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations. In addition, costs related to film development projects which are abandoned or sold before being produced are charged to overhead in the year that event occurs.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization — Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

Concentration of Credit Risk — The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. As of April 30, 2001, none of the Company’s accounts receivable were from foreign distributors.

Cash Concentration — The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of — On April 1, 1997, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements — The Company has adopted SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Adoption of these pronouncements did not have a material impact on the Company’s financial position or results of operations. There were no items of comprehensive income for the years ended April 30, 2001 and 2000. The Company operated in two business segments at April 30, 2001, consisting of (1) the development, production and distribution of feature length motion pictures and (2) a children’s mail order catalog operation.

Pronouncements Issued Not Yet Adopted — In July, 2001, the Financial Accounting Standards Board issued two statements — Statement No.141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets. The Company has not yet completed its full assessment of the effects of these new pronouncements in its financial statements and so is uncertain as to the impact. The standards generally are required by the Company in its 2002 financial statements.

Basic and Fully Diluted Loss Per Share — During the year ended April 30, 1998, the Company implemented SFAS No. 128, Earnings (Loss) Per Share, which provides for the calculation of “Basic” and “Diluted” earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per share were 175,000 at April 30, 2001 and 2000, respectively.

Reclassification — Certain amounts for the year ended April 30, 2000 have been reclassified to conform to the presentation of the April 30, 2001 amounts. The reclassifications had no effect on the consolidated statements of operations.

NOTE B — FILM DEVELOPMENT COSTS

Film development costs consist of:

As Of
April 30, 2001

Released Films, less amortization	$0
Films in Production	0
Projects in Development	126,317

$126,317

No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 2001 and 2000, as no new motion pictures were produced during those periods.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — INVESTMENTS

In September 1993, the Company entered into an agreement (“Agreement”) with another corporation (“Limited Partner”) wherein a limited partnership (“Partnership”) was formed for the purpose of producing and distributing one theatrical motion picture (“Picture”) at a cost of approximately $3,000,000. The Company is the general partner and owns 50% of the Partnership. Revenue generated by the Picture, after deduction of distribution expenses, is disbursed equally to the Company and the Limited Partner. Revenue from the Partnership is recognized when received. During the years ended April 30, 2001 and 2000, the Company received approximately $107,000 and $ 102,000 from the Partnership, respectively.

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. (“Immediate”), approximately 19% of Immediate’s then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company’s common stock and a note payable to the sellers of the stock for $210,803. During the year ended April 30, 2000, the Company agreed to convert the Note plus applicable accrued interest, after deduction of certain advances made by the Company to the sellers or to third parties affiliated with the sellers, into shares of the Company’s common stock. However, prior to the issuance of the shares during the year ended April 30, 2001, the conversion was cancelled, by a revised agreement between the parties.

At April 30, 2000, an aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company ownership to a certain film project being developed by Immediate. The basis for determining the value of this project was the historical costs paid by Immediate for development of the projects that reduced, on a dollar-for-dollar basis, the amount due from Immediate. The Company, subsequently, recorded a writedown of approximately $185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. The Company reached an agreement during the year ended April 30, 2001 with certain shareholders, who were also the holders of the above-referenced notes payable of the Company, to cancel the indebtedness in exchange for a reimbursement of the writedown attributable to the Immediate obligation.

The Company evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of $ 1,794,926 during the year ended April 30, 2000, reducing the remaining carrying value of this investment to $ 0. The Company does not believe it will recover any portion of its investment in Immediate. Mr. Berresheim, the Company’s Chairman and Chief Executive Officer, was formerly an officer and director of Immediate and continues to be a significant shareholder of Immediate.

On May 12, 1999, the Company purchased approximately 19% of the then outstanding common stock of Star TV AG (“Star”) through the Company’s wholly owned subsidiary, Orwell Properties, Inc. On February 15, 2000, the Company sold its investment in Star back to Star for (i) cash proceeds of $1,000,000 and (ii) extinguishment of the Star Loan and related accrued interest. The cash proceeds were used to repay the Convertible Note. See Note E — Notes Payable.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — INVESTMENTS (CONTINUED)

On April 27, 1999, the Company entered into an agreement (“Joint Venture Agreement”) with Merchant Ivory Productions (“MIP”). Pursuant to the Joint Venture Agreement, the Company was required to contribute to Merchant Ivory Distribution, LLC (“MIFD”), on or before May 5, 1999, $250,000 and options to purchase up to 250,000 shares of the Company’s common stock at an exercise price equal to the average price of the Company’s stock for the five day period prior to the execution of the Joint Venture Agreement. The Company was also required to provide a revolving line of credit of up to $500,000 to MIFD to fund print and advertising expenses incurred by MIFD. On May 18, 1999, the Company contributed $250,000 to MIFD. During the year ended of April 30, 2000, the Company abandoned its interest in MIFD and recorded a valuation allowance of $250,000 to write-off its investment in MIFD.

NOTE D — FIXED ASSETS

Fixed assets consist of:

As Of
April 30, 2001

Office Equipment	$7,345
Accumulated Depreciation	(4,782)

$2,563

NOTE E — NOTES PAYABLE

On August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town, Inc. in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The Company repaid $20,000 of principal during the year ended April 30, 2001, leaving an outstanding principal balance of $19,000 at April 30, 2001. In addition, the parties, by agreement, have extended the maturity date of the outstanding balance of the note to November 30, 2001.

On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate’s outstanding common stock, from FAB Capital Corporation (“FAB”), MBO Music Verlag GmbH (“MBO”) and West Union Leasing Ltd. (“West”), collectively, the “Sellers,” for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company’s common stock and a note payable to the sellers of the stock for $210,803 bearing interest at 5% per annum due upon demand but in no event earlier that April 30, 2000 (“Note”). Pursuant to such transaction, FAB, MBO and West were due $93,175, $82,424, and $35,204, respectively, under the Note. The Note, at the option of the Company, was convertible into shares of the Company’s common stock at the rate of $2.35 per share pursuant to an agreement between the Company and the Sellers dated March 12, 1999.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — NOTES PAYABLE (CONTINUED)

During the fiscal year ended April 30, 2000, the Company agreed to convert the Note plus applicable accrued interest, after deduction of certain advances made by the Company to the Sellers or to third parties affiliated with the Sellers, into shares of the Company’s common stock. However, prior to the issuance of the shares during the year ended April 30, 2001, the conversion was cancelled, by a revised agreement between the parties, in exchange for the satisfaction of an obligation due the Company from Immediate or entities affiliated with Immediate.

On April 26, 1999, the Company issued a convertible note (“Convertible Note”) to Tresor Worldwide Limited (“Tresor”) in the principal amount of $1,000,000. On February 15, 2000, the Convertible Note was repaid in full using the cash proceeds from the sale of the Company’s investment in Star. See Note C - Investments.

On May 17, 1999, the Company entered into a Loan Agreement with Star TV whereby the Company borrowed $250,000 from Star (“Star Loan”) bearing interest at 6% per annum. On February 15, 2000, the Star Loan was extinguished as part of the Company’s sale of its investment in Star. See Note C — Investments.

NOTE F — COMMON STOCK

On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. (“Animal Town”), a privately-held direct mail order catalog company that markets children’s toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired Animal Town in exchange for $12,000 in cash, the issuance of a note payable to the seller of the common stock in the amount of $39,000 and the issuance of 77,000 shares of the Company’s common stock pursuant to a debt-for-equity exchange that commenced subsequent to the closing of the acquisition and was completed on January 29, 2001. The acquisition of Animal Town resulted in goodwill of $67,965.

In April 2001, the Company authorized the issuance of 100,000 shares of common stock, at the prevailing market value, to two former directors of the Company. Accordingly, the Company recorded compensation expense in the amount of $22,000 during the year ended April 30, 2001 relating to the issuance of these shares. See Note L — Related Party Transactions.

During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate or entities affiliated with Immediate. See Note L — Related Party Transactions.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — STOCK OPTIONS AND WARRANTS

The Company’s 1998 Stock Option Plan (“1998 Plan”) provides for the grant of options to purchase up to 400,000 shares of the Company’s common stock. At April 30, 2001, options to purchase up to 125,000 shares of the Company’s common stock were outstanding under the 1998 Plan at an exercise price of $0.94 per share. Of such outstanding options, 75,000 were fully vested and exercisable as of April 30, 2001.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for its employee stock options since the alternative fair value accounting provided for under No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE H — INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

	2001	2000

Computed Expected Tax at Statutory Rate	$(44,645)	$(702,430)
State and Local Taxes	2,020	5,394
Foreign Taxes	0	133
Valuation Allowance	44,645	702,430

	$2,020	$5,527

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $14,950,000 (expiring between 2002 and 2014) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenues and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

As Of
April 30, 2001

Valuation Allowances	$2,436,000
Net Operating Loss Carryforwards	5,980,000

8,416,000
Valuation Allowance	(8,416,000)

$0

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — INCOME TAXES (CONTINUED)

A valuation allowance of $8,416,000 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of a change in control of the Company during the year ended April 30, 1999, Internal Revenue Code Section 382 significantly limits the Company’s ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that a significant amount of its net operating loss carryforwards incurred prior to the change in control will expire prior to their utilization by the Company.

NOTE I — SEGMENT INFORMATION

The Company’s two reportable segments are distinct business areas that are managed separately and offer different products. The Company’s operating segments consist of (1) entertainment products and (2) a children’s mail order catalog operation. The entertainment products include the development, production and distribution of feature length motion pictures and live theatrical performances. The children’s mail order catalog operation consists solely of the distribution of the Animal Town catalog.

The following table presents segment information for the years ended April 30, 2001 and 2000:

	2001	2000

Revenues:
Entertainment Products	$1,753,522	$659,941
Mail Order Catalog	560,169	0

Total Revenues	$2,313,691	$659,941

Net Income (Loss):
Entertainment Products	$140,617	$(2,171,637)
Mail Order Catalog	(271,925)	0

Total Net Loss	$(131,308)	$(2,171,637)

The Company’s assets are not allocated on a segment basis.

NOTE J — COMMITMENTS

The Company leases approximately 500 square feet of office space and various film element and general storage space on a month-to-month basis. Rent expense for the Company’s office and storage space was $30,748 and $36,262 in 2001 and 2000, respectively.

NOTE K — LITIGATION

In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — RELATED PARTY TRANSACTIONS

At April 30, 2000 an aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company ownership to a certain film project being developed by Immediate. The basis for determining the value of this project was the historical costs paid by Immediate for development of the project that subsequently reduces, on a dollar-for-dollar basis, amounts due from Immediate. The Company has recorded a writedown of approximately $185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. Mr. Berresheim, the Company’s Chairman and Chief Executive Officer, was formerly an officer and director of Immediate and continues to be a significant shareholder of Immediate. See Note C — Investments.

During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate or entities affiliated with Immediate. See Note F — Common Stock.

In April 2001, the Company authorized the issuance of 100,000 shares of common stock, at the prevailing market value, to two former directors of the Company. Accordingly, the Company recorded compensation expense in the amount of $22,000 during the year ended April 30, 2001 relating to the issuance of these shares. See Note F — Common Stock.

In March 2001, the Company authorized the payment of $18,125 to a former director of the Company for services rendered and accordingly, recorded the payment as compensation expense during the year ended April 30, 2001.