Form 10QSB
period 2001-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2001-10-24
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2001	Commission File No. 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation)	95-3587522 (I.R.S. Employer Identification No.)

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

YES [X]        NO [   ]

As of October 22, 2001, the Registrant had 3,664,390 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: YES [   ]        NO [X]

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

AS OF
JULY 31, 2001

ASSETS
Cash and Cash Equivalents	$13,486
Inventories	22,709
Accounts Receivable	67,346
Film Development Costs, Net	143,693
Prepaid Expenses and Deposits	6,698
Fixed Assets, Net	2,205
Goodwill	52,090

TOTAL ASSETS	$308,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts Payable	256,631
Accrued Expenses	65,502
Note Payable	19,000
Deferred Revenue	17,241

TOTAL LIABILITIES	358,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,664,390 shares issued and outstanding	36,644
Additional Paid-In Capital	24,906,655
Deficit	(24,993,446)

TOTAL STOCKHOLDERS’ DEFICIT	(50,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$308,227

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED JULY 31,

	2001	2000

REVENUES
Feature Films	$150,201	$692,565
Merchandise Catalog Sales	36,943	0

	187,144	692,565
COSTS AND EXPENSES
Costs Related to Revenue	29,852	225,693
Selling Expenses	5,534	35,585
General & Administrative Expenses	292,601	156,648

	327,987	417,926

OPERATING (LOSS) INCOME	(140,843)	274,639
OTHER INCOME (EXPENSE)
Interest Income	38	5,778
Interest Expense	(339)	0
Impairment of Goodwill	(15,875)	0

	(16,176)	5,778

(LOSS) INCOME BEFORE INCOME TAXES	(157,019)	280,417
Provision for Income Taxes	0	1,600

NET (LOSS) INCOME	$(157,019)	$278,817

Net (Loss) Income Per Share — Basic and Diluted	$(0.04)	$0.08

Weighted Average Number of Common Shares — Basic and Diluted	3,664,390	3,541,140

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED JULY 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(157,019)	$278,817
Adjustments to reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	358	227,020
Impairment of Goodwill	15,875	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(14,456)	1,210
Decrease in Inventory	11,362	0
(Increase) in Note Receivable	0	(31,500)
Decrease in Prepaid Expenses	42,933	2,250
Increase in Accounts Payable	53,262	27,902
Increase in Accrued Expenses	9,129	0
Increase in Deferred Revenue	14,941	8,030

NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(23,615)	513,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Marketable Securities	0	(300,440)
Gross Additions to Film Development Costs	(17,376)	(139,143)
Purchase of Other Investments	0	(4,500)
Disposal of Fixed Assets	0	3,638

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(17,376)	(440,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,991)	73,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,477	85,159

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,486	$158,443

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended April 30, 2001 included in the Kings Road Entertainment, Inc. (“Company” or “Registrant”) annual report on Form 10-KSB for that period.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position at July 31, 2001 and the results of its operations and cash flows for the three month periods ended July 31, 2001 and 2000, respectively, have been included.

The results of operations for the three month period ended July 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended April 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts for the three month period ended July 31, 2000 have been reclassified to conform to the presentation of the July 31, 2001 amounts. The reclassifications have no effect on reported net income (loss).

NOTE B — FILM DEVELOPMENT COSTS

Film development costs consist of film script projects actively in development at July 31, 2001.

NOTE C — NOTES PAYABLE

In connection with the acquisition of Animal Town, Inc. (“Animal Town”) on August 31, 2000, the Company issued a note payable to the seller of the common stock of Animal Town in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The outstanding balance of the note payable at July 31, 2001 was $20,131, consisting of $19,000 of principal and $1,131 of accrued interest. The parties, by agreement, have extended the maturity date of the outstanding balance of the note to November 30, 2001.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

	Three Months	Three Months
	Ended	Ended
	July 31, 2001	July 31, 2000

Computed Expected Tax (Benefit) at Statutory Rate	$(53,387)	$95,342
State and Local Taxes	0	1,600
Valuation Allowance	53,387	(95,342)

	$0	$1,600

NOTE E — SEGMENT INFORMATION

The Company’s two reportable segments are distinct business areas that are managed separately and offer different products. The Company’s operating segments consist of (1) entertainment products and (2) a children’s mail order catalog operation. The entertainment products include the development, production and distribution of feature length motion pictures. The children’s mail order catalog operation consists solely of the distribution of the Animal Town catalog.

The following table presents segment information for the three months ended July 31, 2001 and 2000:

	2001	2000

Revenues:
Entertainment Products	$150,201	$692,565
Mail Order Catalog	36,943	0

Total Revenues	$187,144	$692,565

Net (Loss) Income:
Entertainment Products	$(72,073)	$278,817
Mail Order Catalog	(84,946)	0

Total Net (Loss) Income	$(157,019)	$278,817

NOTE F — LITIGATION AND CONSEQUENCES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company’s financial position or results of operations.

Item 2 —	Management’s Discussion and Analysis of Financial Position and Results of Operations

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture film scripts, with the intention of either producing the film, establishing a partnership or joint venture with another film production company or an outright sale of the developed script.

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

Results of Operations

     For the quarters ended July 31, 2001 and 2000, feature film revenues were approximately $150,000 and $693,000, respectively, a decrease of approximately $543,000. The substantial decrease in feature film revenues was attributable to (1) the sale of the Company’s rights to “Ticker”, a feature film project that had been developed by the Company, for approximately $243,000, during the quarter ended July 31, 2000 for which there were no comparable sales during the quarter ended July 31, 2001 and (2) decreased domestic and foreign distribution revenues from feature films in the Company’s film library. Revenues derived from merchandising sales of the Animal Town children’s catalog were approximately $37,000 and $0 for the quarters ended July 31, 2001 and 2000, respectively, the increase totally attributable to the Company’s acquisition of Animal Town on August 31, 2000 and for which there were no comparable revenues during the quarter ended July 31, 2000. The Company is presently evaluating the Animal Town catalog operation, which may include a substantial reduction, total cessation or sale of the operation. The Company expects revenues from merchandise sales to substantially decline. Interest income decreased to $38 for the quarter ended July 31, 2001 compared to approximately $5,800 for the quarter ended July 31, 2000, reflecting a decrease in cash and marketable securities held during the quarter ended July 31, 2001.

     Costs related to sales were approximately $30,000 and $226,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable decrease resulted primarily from the amortization of costs related to “Ticker”. Selling costs were approximately $6,000 and $36,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable decrease resulted primarily from a reduction in commissions payable to the Company’s sales agents handling domestic and foreign distribution of the Company’s film library.

     General and administrative costs were approximately $293,000 and $157,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable increase resulted primarily from initial operating costs and expenses associated with the Animal Town catalog, which the Company acquired on August 31, 2000 and for which there were no comparable costs and expenses during the quarter ended July 31, 2000. The Company expects to reduce its general and administrative costs as it evaluates an alternative plan of operation for the Animal Town catalog. Interest expense was approximately $400 for the quarter ended July 31, 2001 and was attributable to a note payable issued by the Company on August 31, 2000 in connection with the acquisition of Animal Town. During the quarter ended July 31, 2000, the Company had no interest expense. The Company recorded an impairment charge of approximately $16,000 during the quarter ended July 31, 2001 for the writedown of goodwill associated with the Animal Town acquisition. There was no comparable impairment charge during the quarter ended July 31, 2000.

     The Company had a net loss of approximately $157,000 for the quarter ended July 31, 2001 compared to net income of $279,000 for the quarter ended July 31, 2000. The substantial decrease in net income resulted primarily from (i) significantly decreased revenues during the quarter ended July 31, 2001, as discussed in detail above, and (ii) an increase in general and administrative costs attributable to initial operating costs and expenses associated with the Animal Town catalog. During the quarters ended July 31, 2001 and 2000, the Company had no significant provisions for income taxes.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the three month period ended July 31, 2001 was motion picture licensing income and merchandise product sales from its catalog operation. The Company continues to invest in the development of motion picture film projects, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed film projects, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain its ongoing operations.

     For the quarter ended July 31, 2001, the Company’s net cash flow used in operating activities was approximately $24,000 compared to net cash flow provided by operating activities of approximately $514,000 for the quarter ended July 31, 2000. The resulting decrease was principally attributable to the substantial decrease in reported net income and principally accounted for the significant reduction in net cash used in investing activities from approximately $441,000 during the quarter ended July 31, 2000 to approximately $17,000 during the quarter ended July 31, 2001. At July 31, 2001 and 2000, the Company had cash and cash equivalents of approximately $13,000 and $158,000, respectively.

Future Commitments

     The Company does not have, nor is it aware of, any material future commitments.

Forward-Looking Statements

     The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company’s current views with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company’s ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse impact on the Company’s financial position or results of operations.

Item 6 — Exhibits and Reports on Form 8-K

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

Date: October 22, 2001	KINGS ROAD ENTERTAINMENT, INC.

	By:	/s/ Michael L. Berresheim

Michael L. Beresheim, Chairman
and Chief Executive Officer