Form 10QSB
period 2001-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2001-12-17
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2001	Commission File No. 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation)	95-3587522 (I.R.S. Employer Identification No.)

5743 N. W. 66th Avenue
Parkland, FL 33067
(Address of principal executive office)

Issuer’s telephone number: (954) 344-6168

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [    ]

As of December 14, 2001, the Registrant had 3,664,390 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: YES [    ] NO [X]

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

AS OF
OCT. 31, 2001

ASSETS
Cash and Cash Equivalents	$66,998
Film Costs	146,923
Fixed Assets	1,848

TOTAL ASSETS	$215,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts Payable	$262,804
Note Payable	19,000
Reserve for Discontinued Operations	50,000
Accrued Expenses	19,433
Deferred Revenue	2,300

TOTAL LIABILITIES	353,537
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,664,390 shares issued and outstanding	36,644
Additional Paid-In Capital	24,906,656
Deficit	(25,081,068)

TOTAL STOCKHOLDERS’ EQUITY	(137,768)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,769

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED OCT. 31,		ENDED OCT. 31,

	2001	2000	2001	2000

REVENUES
Feature Films	$140,241	$278,701	$290,442	$971,266

	140,241	278,701	290,442	971,266
COSTS AND EXPENSES
Costs Related to Revenue	0	40,498	0	266,191
Selling Expenses	5,500	0	11,034	35,585
General & Administrative Expenses	137,839	149,844	346,150	306,493
Impairment of Goodwill	(52,090)	0	(67,965)	0

	195,429	190,342	425,149	608,269

OPERATING (LOSS)/PROFIT	(55,188)	88,359	(134,707)	362,997
OTHER INCOME/(EXPENSE)
Adjustment in Valuation of Investments	(30,000)	0	(30,000)	0
Interest Expense	(339)	(566)	(678)	(566)
Interest Income	0	1,890	38	7,668
Gain From Cancellation of Indebtedness	0	126,313	0	126,313

	(30,339)	127,637	(30,640)	133,415
(LOSS)/INCOME BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(85,527)	215,996	(165,347)	496,412
Loss from Discontinued Operations	2,095	113,109	79,294	113,109
Provision for Income Taxes	0	0	0	1,600

NET (LOSS)/INCOME	($87,622)	$102,887	($244,641)	$381,703

Net Loss Per Share — Discontinued Operations	($0.01)	($0.03)	($0.02)	($0.03)

Net (Loss)/Income Per Share — Basic and Diluted	($0.02)	$0.03	($0.07)	$0.11

Weighted Average Number of Common Shares — Basic and Diluted	3,664,390	3,487,390	3,664,390	3,487,390

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED OCTOBER 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Income	($244,641)	$381,703
Adjustments to reconcile Net (Loss)/Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	714	59,785
Impairment of Goodwill	67,965	0
Adjustment in Valuation of Investments	30,000	0
Gain from Cancellation of Indebtedness	0	(126,313)
Changes in Assets and Liabilities:
Decrease/(Increase) in Accounts Receivable	52,890	(177,328)
Decrease/(Increase) in Inventory	34,071	(203,607)
Decrease/(Increase) in Prepaid Expenses	49,631	(348,554)
Increase in Security Deposits	0	(28,384)
Increase in Other Assets	0	(446)
Increase (Decrease) in Accounts Payable	109,435	464,994
Decrease in Accrued Expenses	(36,940)	0
Decrease in Deferred Revenue	0	(1,062)

NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES	63,125	20,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Other Investments	(30,000)	(51,000)
Additions to Film Development Costs	(20,604)	0
Theater Production Costs	0	(43,165)
Disposal of Fixed Assets	0	4,058

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(50,604)	(90,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Note	0	39,000

NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	39,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	12,521	(30,319)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,477	85,159

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,998	$54,840

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2001 included in the Kings Road Entertainment, Inc. (“Company” or “Registrant”) annual report on Form 10-KSB for that period.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position at October 31, 2001 and the results of its operations and cash flows for the six month periods ended October 31, 2001 and 2000 have been included.

The results of operations for the three month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended April 30, 2001.

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

Certain amounts for the three and six month periods ended October 31, 2000 have been reclassified to conform to the presentation of the October 31, 2001 amounts. The reclassifications have no effect on reported net income.

NOTE B — FILM COSTS

Film costs consist of film projects actively in development at October 31, 2001.

NOTE C — NOTES PAYABLE

In connection with the acquisition of Animal Town, Inc. (“Animal Town”) on August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The outstanding balance of the note at October 31, 2001 was $20,470 consisting of principal of $19,000 plus accrued and unpaid interest of $1,470. The parties have agreed to extension of the maturity date of the note to November 30, 2001.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

	Six Months Ended	Six Months Ended
	Oct. 31, 2001	Oct. 31, 2000

Computed Expected Tax at Statutory Rate	($83,178)	$129,7811
State and Local Taxes	0	1,600
Valuation Allowance	83,178	(129,781)

	$0	$1,600

For federal income tax purposes, the Company has available net operating loss carryforwards to offset current and future income tax liabilities.

NOTE E — LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company’s financial position or results of operations.

NOTE F — DISCONTINUED OPERATIONS

During the three months ended October 31, 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town’s operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of October 31, 2000, Animal Town’s operations have been classified as discontinued and have been segregated from the Company’s viable operations. At the date of discontinuance, Animal Town had assets totaling $34,584 and liabilities of $57,329. The Company created a reserve of $45,000 to cover any unforeseen claims against Animal Town.

During the three months ended October 31, 2001, the Company has elected to cease all operations pertaining to the stage play “End of the World Party” (the “Play”). Therefore, as of October 31, 2000, all operations pertaining to the Play have been classified as discontinued and have been segregated from the Company’s viable operations. At the date of discontinuance, the Play had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town and the Play. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.

	THREE MONTHS		SIX MONTHS
	ENDED OCT. 31,		ENDED OCT. 31,

	2001	2000	2001	2000

REVENUES
Catalog Sales	$0	$92,750	$36,943	$92,750
Theatrical Admissions	0	11,295	0	11,295

	0	104,045	36,943	104,045
COSTS AND EXPENSES
Costs Related to Revenue	0	124,718	29,852	124,718
General & Administrative Expenses	2,095	92,436	86,385	92,436

	2,095	217,154	116,237	217,154

NET LOSS FROM DISCONTINUED OPERATIONS	($2,095)	($113,109)	($79,294)	($113,109)

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has not produced any new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. (“Animal Town”), a privately-held direct mail order catalogue company that markets children’s toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for a combination of approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company’s common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to then existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. Due to recurring operating losses since the Company’s acquisition of Animal Town and current market conditions, the Company has discontinued the operations of Animal Town.

Results of Operations

The Three Months Ended October 31, 2001 vs. the Three Months Ended October 31, 2000

     For the quarter ended October 31, 2001, feature film revenues were $140,241 as compared to $278,701 for the quarter ended October 31, 2000. The decrease of $138,460 results primarily from lower overall royalties on the Company’s feature film library.

     Costs and expenses decreased to $143,339 for the quarter ended October 31, 2001 as compared to $190,342 during the quarter ended October 31, 2000. This decrease of $47,003 results primarily from lower film cost amortization (the Company has fully amortized the costs related to its film library) partially offset by increased salaries and professional fees expenses.

     During the quarter ended October 31, 2001, the Company recorded an expense of $30,000 related to an investment in a foreign subsidiary and recorded an expense of $52,090 related to the impairment of goodwill in connection with the Company’s acquisition of Animal Town. During the quarter ended October 31, 2000, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company’s investment in Immediate Entertainment Group (“Immediate”).

     The Company’s loss from discontinued operations, principally Animal Town, decreased to $2,095 during the quarter ended October 31, 2001 as compared to $113,109 during the quarter ended October 31, 2000. This decrease results primarily from the significantly reduced operations of Animal Town during the quarter ended October 31, 2001 as compared to the same period last year.

     The Company had a net loss of $87,622 for the quarter ended October 31, 2001 compared to net income of $102,887 for the quarter ended October 31, 2000. This decrease in net income resulted primarily from (i) the gain of $126,313 from the cancellation of certain indebtedness relating to the Company’s investment in Immediate during the quarter ended October 31, 2000, (ii) the expense recorded of $30,000 related to an investment in a foreign subsidiary and (iii) the expense of $52,090 related to the impairment of good will in connection with the Company’s acquisition of Animal Town. During the quarters ended October 31, 2001 and 2000, the Company had no provision for income taxes.

The Six Months Ended October 31, 2001 vs. the Six Months Ended October 31, 2000

     For the six months ended October 31, 2001, feature film revenues were $290,442 as compared to $971,266 for the six months ended October 31, 2000. The decrease of increase of $680,824 principally related to (i) the sale of the Company’s rights to “Ticker”, a feature film project that had been developed by the Company during the six months ended October 31, 2000 and (ii) decreased domestic and foreign distribution revenues from feature films in the Company’s film library during the six months ended October 31, 2001.

     Costs related to revenue were $0 for the six months ended October 31, 2001 as compared to $266,191 during the six months ended October 31, 2000 reflecting the full amortization of costs associated with the Company film library. Selling expenses decreased to $11,034 during the six months ended October 31, 2001 as compared to $35,585 during the six months ended October 31, 2000 reflecting the significant decrease in the Company’s revenues. General and administrative costs increased to $346,150 for the six months ended October 31, 2001 from $306,493 for the six months ended October 31, 2000. The increase resulted principally from increased professional fees partially offset by decreased salaries and insurance expenses.

     Interest income decreased significantly to $38 for the six months ended October 31, 2001 versus $7,668 for the six months ended October 31, 2000 reflecting a decrease in cash and cash equivalents held during the respective periods.

     During the six months ended October 31, 2001, the Company recorded an expense of $30,000 related to an investment in a foreign subsidiary and recorded an expense of $67,965 related to the impairment of goodwill in connection with the Company’s acquisition of Animal Town. During the six months ended October 31, 2000, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company’s investment in Immediate Entertainment Group (“Immediate”).

     The Company’s loss from discontinued operations, principally Animal Town, decreased to $79,294 during the six months ended October 31, 2001 as compared to $113,109 during the quarter ended October 31, 2000. This decrease results primarily from the significantly reduced operations of Animal Town during the six months ended October 31, 2001 as compared to the same period last year.

     The Company had a net loss of $244,641 for the six months ended October 31, 2001 as compared to net income of $381,703 for the six months ended October 31, 2000. The decrease in net income resulted primarily from (i) significantly decreased revenues during the six months ended October 31, 2001, as discussed above, (ii) the expense recorded of $30,000 related to an investment in a foreign subsidiary and (iii) the expense of $67,965 related to the impairment of good will in connection with the Company’s acquisition of Animal Town and (iv) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the six months ended October 31, 2000, for which there was no comparable gain during the six months ended October 31, 2001. During the six months ended October 31, 2001 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the three and six month periods ended October 31, 2001 was motion picture royalty income. The Company continues to invest in the development of motion picture projects, the production of which would require significant capital. In the event that the Company decides to invest in the production of one or more of its projects, the Company will need to examine and evaluate the additional capital required to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain all of its business activities.

     For the six months ended October 31, 2001, the Company’s net cash flow provided by operating activities was $63,125 compared to net cash flow of $20,788 for the comparable six month prior year period. The resulting increase was principally attributable to lower cash flow used in investing activities of $39,503. At October 31, 2001, the Company had cash and cash equivalents of $66,998 as compared to $54,840 at October 31, 2000.

Future Commitments

     The Company does not have any material future commitments.

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

Date: December 14, 2001	KINGS ROAD ENTERTAINMENT, INC.

	By:	/s/Michael L. Berresheim

Michael L. Berresheim, Chairman and Chief Executive Officer