Form 10QSB
period 2002-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2002-05-30
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2002	Commission File No. 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation)	95-3587522 (I.R.S. Employer Identification No.)

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

As of March 15, 2002, the Registrant had 3,664,390 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:	YES	NO	X

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

AS OF
JAN. 31, 2002

ASSETS
Cash and Cash Equivalents	$84,871
Film Costs	29,305
Fixed Assets	1,491
Other Assets	148

TOTAL ASSETS	$115,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts Payable	$90,430
Note Payable	19,000
Note Payable — Related Party	7,843
Reserve for Discontinued Operations	50,000
Accrued Expenses	12,747
Deferred Revenue	35,200

TOTAL LIABILITIES	215,220
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value, 12,000,000 shares authorized, 3,664,390 shares issued and outstanding	36,644
Additional Paid-In Capital	24,906,656
Deficit	(25,042,705)

TOTAL STOCKHOLDERS’ EQUITY	(99,405)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,815

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED JAN. 31,		ENDED JAN. 31,

	2002	2001	2002	2001

REVENUES
Feature Films	$317,947	$296,248	$608,389	$1,267,514

	317,947	296,248	608,389	1,267,514
COSTS AND EXPENSES
Costs Related to Revenue	0	0	0	266,191
Film Cost Write-down	118,617	0	118,617	0
Selling Expenses	50,593	0	61,627	35,585
General & Administrative Expenses	139,538	125,171	515,688	431,664
Impairment of Goodwill	0	0	67,965	0

	308,748	125,171	763,897	733,440

OPERATING PROFIT/(LOSS)	9,199	171,077	(155,508)	534,074
OTHER INCOME/(EXPENSE)
Interest Expense	(339)	(438)	(1,017)	(1,004)
Sale of Marketable Securities	29,503	0	29,503	0
Interest Income	0	135	38	7,802
Gain From Cancellation of Indebtedness	0	0	0	126,313

	29,164	(303)	28,524	133,111
INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	38,363	170,774	(126,984)	667,185
Loss from Discontinued Operations	0	160,659	79,294	274,801
Provision for Income Taxes	0	0	0	1,600

NET INCOME/(LOSS)	$38,363	$10,115	$(206,278)	$390,784

Net (Loss) Per Share — Discontinued Operations	—	$(0.05)	$(0.02)	$(0.08)

Net Income/(Loss) Per Share — Basic and Diluted	$0.01	$0.00	$(0.06)	$0.11

Weighted Average Number of Common Shares — Basic and Diluted	3,664,390	3,487,390	3,664,390	3,487,390

The accompanying notes are an integral part of these consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED JANUARY 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Income	$(206,278)	$390,784
Adjustments to reconcile Net (Loss)/Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,072	281,528
Development Cost Write-down	118,617	0
Impairment of Goodwill	67,965	0
Gain from Cancellation of Indebtedness	0	(126,313)
Changes in Assets and Liabilities:
Decrease/(Increase) in Accounts Receivable	52,891	(206,537)
Decrease/(Increase) in Inventory	34,071	(215,890)
Decrease/(Increase) in Prepaid Expenses	49,631	(184,871)
Increase in Other Assets	(148)	(41,440)
(Decrease)/Increase in Accounts Payable	(112,939)	71,810
Increase in Reserve for Discontinued Operations	50,000	0
(Decrease)/Increase in Accrued Expenses	(43,626)	6,827
Increase in Deferred Revenue	32,900	8,030

NET CASH AND CASH EQUIVALENTS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	44,156	(16,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Other Investments	0	(10,000)
Additions to Film Development Costs	(21,604)	0
Theater Production Costs	0	(37,385)
Disposal of Fixed Assets	0	6,514

NET CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(21,604)	(40,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Note	0	39,000
Issuance of Note — Related Party	28,268	0
Repayment of Note	(20,425)	(20,000)

NET CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	7,843	19,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	30,394	(37,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,477	85,159

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,871	$47,216

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position at January 31, 2002 and the results of its operations and cash flows for the nine month periods ended January 31, 2002 and 2001 have been included.

The results of operations for the three and nine month periods ended January 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended April 30, 2001.

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

Certain amounts for the three and nine month periods ended January 31, 2001 have been reclassified to conform to the presentation of the January 31, 2002 amounts. The reclassifications have no effect on reported net income.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. As described in Item 2 — Liquidity and Capital Resources, the Company does not currently have sufficient capital resources to fund its operations for more than approximately 6 months. If the Company does not raise additional capital, increase its revenues or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

NOTE B — FILM COSTS

Film costs consist of film projects actively in development at January 31, 2002.

NOTE C — NOTES PAYABLE

In connection with the acquisition of Animal Town, Inc. (“Animal Town”) on August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The outstanding balance of the note at January 31, 2002 was $20,908 consisting of principal of $19,000 plus accrued and unpaid interest of $1,908. As of January 31, 2002, the Company was in default of the note. See Note E — Litigation and Contingencies.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — NOTES PAYABLE (CONTINUED)

In connection with the acquisition of Kings Road Productions (Europe) GmbH (See Note G), the Company issued a note in the amount of $28,268 to a related party bearing interest at 8% per annum. The note was due on December 31, 2001 and is currently in default. As of January 31, 2002, the outstanding balance related to this note was $7,843.

NOTE D — INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

	Nine Months	Nine Months
	Ended	Ended
	Jan. 31, 2002	Jan. 31, 2001

Computed Expected Tax at Statutory Rate	$(70,135)	$132,867
State and Local Taxes	0	1,600
Valuation Allowance	70,135	(132,867)

	$0	$1,600

For federal income tax purposes, the Company has available net operating loss carryforwards to offset current and future income tax liabilities.

NOTE E — LITIGATION AND CONTINGENCIES

On April 30, 2001, Kelrom Agency, Inc. filed suit against the Company and KRTR, Inc. seeking payment of $5,968 related to theater advertising for the play “End of the World Party.” The Company does not believe it has any liability in connection with such advertising and intends to defend itself vigorously.

On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. seeking payment of $14,080 for lighting equipment rental in connection with the play “End of the World Party.” The Company does not believe it has any liability in connection with such equipment rental and intends to defend itself vigorously.

On October 10, 2001, Kenneth Kolsbunn filed suit against the Company in Superior Court of California, County of Sonoma for collection of the note described in Note C — Notes Payable. A default judgment was entered against the Company on February 26, 2002 in the amount of $24,281.36. On April 9, 2002, the Company entered into a settlement agreement with Mr. Kolsbunn resolving all claims between the parties. Under the terms of the settlement, the Company is required to pay Mr. Kolsbunn $10,000, $5,000 of which was paid on April 18, 2002. The balance is payable upon Mr. Kolsbunn satisfying various conditions of the settlement agreement.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — LITIGATION AND CONTINGENCIES (CONTINUED)

The Company has been advised of a lawsuit filed against the Company by the Theatrical and Television Motion Picture Special Payments Fund seeking the payment of residuals under a collective bargaining agreement with the American Federation of Musicians. The Company has not yet been served and, therefore, does not have sufficient information regarding the specifics of such claim(s). The Company believes it has previously satisfied all of its obligations with respect to the American Federation Musicians collective bargaining agreement and intends to vigorously defend itself. The Company cannot yet assess the potential impact of such claim(s) on its results of operations.

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company’s financial position or results of operations.

NOTE F — DISCONTINUED OPERATIONS

During the three months ended October 31, 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town’s operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of January 31, 2002, Animal Town’s operations have been classified as discontinued and have been segregated from the Company’s viable operations. At the date of discontinuance, Animal Town had assets totaling $34,584 and liabilities of $57,329. The Company created a reserve of $45,000 to cover any unforeseen claims against Animal Town.

During the three months ended October 31, 2001, the Company elected to cease all operations pertaining to the stage play “End of the World Party” (the “Play”). Therefore, as of January 31, 2002, all operations pertaining to the Play have been classified as discontinued and have been segregated from the Company’s viable operations. At the date of discontinuance, the Play had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play.

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town and the Play. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.

KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DISCONTINUED OPERATIONS (CONTINUED)

	THREE MONTHS		NINE MONTHS
	ENDED JAN. 31,		ENDED JAN. 31,

	2002	2001	2002	2001

REVENUES
Catalog Sales	$0	$394,010	$36,943	$486,760
Theatrical Admissions	0	274,292	0	285,586

	0	668,302	36,943	772,346
COSTS AND EXPENSES
Costs Related to Revenue	0	368,219	29,852	525,608
General & Administrative Expenses	0	460,742	86,385	521,539

	0	828,961	116,237	1,047,147

NET LOSS FROM DISCONTINUED OPERATIONS	$0	$(160,659)	$(79,294)	$(274,801)

NOTE G — RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2002, the Company purchased 50% of the outstanding shares of Kings Road Productions (Europe) GmbH from a company owned by a former officer and director, bringing its ownership to 100%. As of January 31, 2002, the Company owes $7,843 to that company in the form of a note. The note bears interest at 8% per annum and was due December 31, 2001. The Company is currently in default of the note.

NOTE H — SIGNIFICANT EVENTS

During the quarter ended January 31, 2002, the Company entered into a settlement agreement with a distributor of certain of the Company’s films. The settlement agreement resolved various claims made by the Company related to the distribution of the various films. In accordance with the settlement agreement, the Company received a non-refundable payment of $200,000. Of that payment, $100,000 is recoupable from the Company’s share of future revenues from the various films, if any. As of January 31, 2002, the $200,000 payment received by the Company has been recognized as revenue.

Item 2 — Management’s Discussion and Analysis of Financial Position and Results of Operations

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

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

     During the nine months ended January 31, 2002, the Company purchased 50% of the outstanding shares of Kings Road Productions (Europe) GmbH from a company owned by a former officer and director, bringing its ownership to 100%. As of January 31, 2002, the Company owes $7,843 to that company in the form of a note. The note bears interest at 8% per annum and was due December 31, 2001. The Company is currently in default of the note.

Results of Operations

The Three Months Ended January 31, 2002 vs. the Three Months Ended January 31, 2001

     For the quarter ended January 31, 2002, feature film revenues were $317,947 as compared to $296,248 for the quarter ended January 31, 2001. The increase of $21,699 results primarily from increased royalties on the Company’s feature film library.

     Costs and expenses increased to $308,748 for the quarter ended January 31, 2002 as compared to $125,171 during the quarter ended January 31, 2001. This increase of $183,577 results primarily from the write-down of development costs of $118,617, which the Company does not expect to recover, and $50,593 of selling expenses for which there were no comparable expenses during the quarter ended January 31, 2001.

     During the quarter ended January 31, 2002, the Company recorded an expense of $20,000 related to an investment in a foreign subsidiary. The Company also recorded a gain of $29,503 from the sale of a portion of the Company’s investment in Immediate Entertainment Group (“Immediate”). This gain resulted from the fact that the Company had previously written-off its investment in Immediate.

     The Company’s had no loss from discontinued operations during the quarter ended January 31, 2002 as compared to $160,659 during the quarter ended January 31, 2001. This decrease results from the fact that the operations of Animal Town were terminated during the quarter ended October 31, 2001.

     The Company had net income of $38,363 for the quarter ended January 31, 2002 as compared to net income of $10,115 for the quarter ended January 31, 2001. During the quarters ended January 31, 2002 and 2001, the Company had no provision for income taxes.

The Nine Months Ended January 31, 2002 vs. the Nine Months Ended January 31, 2001

     For the nine months ended January 31, 2002, feature film revenues were $608,389 as compared to $1,267,514 for the nine months ended January 31, 2001. The decrease of increase of $659,125 principally related to (i) the sale of the Company’s rights to “Ticker”, a feature film project that had been developed by the Company during the nine months ended January 31, 2001 and (ii) decreased domestic and foreign distribution revenues from feature films in the Company’s film library during the nine months ended January 31, 2002.

     Costs related to revenue were $0 for the nine months ended January 31, 2002 as compared to $266,191 during the nine months ended January 31, 2001 reflecting the full amortization of costs associated with the Company film library. The Company recorded a write-down in development costs of $118,617 that the Company does not expect to recover. Selling expenses increased to $61,627 during the nine months ended January 31, 2002 as compared to $35,585 during the nine months ended January 31, 2001 reflecting the Company’s efforts to offset the significant decrease in the Company’s revenues. General and administrative costs increased to $515,688 for the nine months ended January 31, 2002 from $431,664 for the nine months ended January 31, 2001. The increase resulted principally from general expenses incurred by the Company’s foreign subsidiary, Kings Road Productions Europe.

     Interest income decreased significantly to $38 for the nine months ended January 31, 2002 versus $7,802 for the nine months ended January 31, 2001 reflecting a decrease in cash and cash equivalents held during the respective periods.

     During the nine months ended January 31, 2002, the Company recorded an expense of $50,000 related to an investment in a foreign subsidiary and recorded an expense of $67,965 related to the impairment of goodwill in connection with the Company’s acquisition of Animal Town. The Company also recorded a gain of $29,503 from the sale of a portion of the Company’s investment in Immediate Entertainment Group (“Immediate”). This gain resulted from the fact that the Company had previously written-off its investment in Immediate. During the nine months ended January 31, 2001, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company’s investment in Immediate Entertainment Group (“Immediate”).

     The Company’s loss from discontinued operations, principally Animal Town, decreased to $79,294 during the nine months ended January 31, 2002 as compared to $274,801 during the nine months ended January 31, 2001. This decrease results primarily from the significantly reduced operations of Animal Town during the nine months ended January 31, 2002 as compared to the same period last year.

     The Company had a net loss of $206,278 for the nine months ended January 31, 2002 as compared to net income of $390,784 for the nine months ended January 31, 2001. The decrease in net income resulted primarily from (i) significantly decreased revenues during the nine months ended January 31, 2002, as discussed above, (ii) the expense recorded of $50,000 related to an investment in a foreign subsidiary and (iii) the expense of $67,965 related to the impairment of good will in connection with the Company’s acquisition of Animal Town and (iv) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the nine months ended January 31, 2001, for which there was no comparable gain during the nine months ended January 31, 2002. During the nine months ended January 31, 2002 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The Company’s principal source of working capital during the three and nine month periods ended January 31, 2002 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations for more than approximately 6 months. If the Company fails to raise additional capital, increase revenues or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the nine months ended January 31, 2002, the Company’s net cash flow provided by operating activities was $44,156 compared to net cash out flow of $16,072 for the comparable nine month prior year period. At January 31, 2002, the Company had cash and cash equivalents of $84,871 as compared to $47,216 at January 31, 2001.

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

(b)   Forms 8-K

On March 29, 2002, the Company filed a Form 8-K reporting under Item 5 thereof that Michael Berresheim resigned as the Company’s Chairman and Chief Executive Officer. Geraldine Blecker replaced Mr. Berresheim as Chief Executive Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2002	KINGS ROAD ENTERTAINMENT, INC.
	By:	/s/ Geraldine Blecker Geraldine Blecker, Chief Executive Officer