Form 10KSB
period 2002-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2003-06-12
CIK 773588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 2002

                           Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

         Delaware                                             95-3587522
(State or other jurisdiction                                (I.R.S. Employer
       of incorporation)                                    Identification No.)


                   5743 NW 66th Ave., Parkland, FL 33067-1330
                     (Address of principal executive office)

         Issuer's telephone number:  (212) 709-8111

         Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $ 605,965

     As of May 15, 2003, the aggregate market value of the voting stock held by non-affiliates (based on the average of the closing bid and ask prices of $ 0.06 as reported on the Pink Sheets) was $ 38,107, calculated on the basis of 635,127 shares held by non-affiliates according to the beneficial ownership tables.

     As of May 15, 2003 the registrant had 3,849,621 shares of its common stock outstanding.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for Kings Road Entertainment, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     o the success or failure of management's efforts to implement their business strategy;

     o the ability of the Company to raise sufficient capital to meet operating requirements;

     o    the uncertainty of consumer demand for our product;

     o the ability of the Company to protect its intellectual property rights;

     o    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     o    the effect of changing economic conditions;

     o    the ability of the Company to attract  and retain  quality  employees;
          and

     o    other risks which may be described in future filings with the SEC.


     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Kings Road Entertainment, Inc. ("Company" or "Registrant"), incorporated in Delaware in 1980, has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. Seventeen additional pictures have since been theatrically released in the domestic market and seven pictures have been released directly to the domestic home video or pay television market.

Recent Developments or Company History

     Subsequent to the fiscal year ended April 30, 1995, the Company had not produced any new films and had derived revenues principally from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company explored various business options.

     On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), West Union Leasing Ltd. ("West") and RAS Securities Corp. (collectively, the "Acquirers") purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the former Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. ("MAC") agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirers, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

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

     Animal Town
     -----------

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company's common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by all of Animal Town's inventory, trademarks and proprietary customer list.

     During October 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town's operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, Animal Town's operations were classified as discontinued and segregated from the Company's viable operations. At the date of discontinuance, Animal Town had assets totaling $34,584 and liabilities of $57,329. The Company created a reserve of $45,000 to cover any unforeseen claims against Animal Town.

     In April 2002 the Company decided to transfer its rights and interest in Animal Town to a Florida corporation headed by former Company Director and Company Officer, Mr. David Dube, in exchange for the assumption of Animal Town's liabilities by the new owner. The Company does not expect to undertake any future mail order catalogue sales operations. On August 15, 2002, the Company transferred its ownership in Animal Town to Peak Partners, a Florida corporation headed by Mr. Dube.

        KRTR Inc.
        ---------

     On August 10, 2000, the Company incorporated the wholly-owned subsidiary KRTR, Inc. with its registered office situated at 12. E. 33rd St., New York, NY 10016, for the purpose of theatre production.

     On August 31, 2000, the Company announced that it had entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". Originally planned as a joint venture with the play's producer, Timothy C. Raney, the joint-venture agreement was never finalized and KRTR Inc. was a wholly-owned subsidiary of the Company. Managing director was the Company's former Director, President and Chief Operating Officer, Mr. David Dube. The play opened November 9, 2000 and received a substantial number of favorable press reviews.

     On March 13, 2001 the Company announced that the play had conducted its final show after 17 previews and 124 performances. During October 2001, the Company elected to cease all operations pertaining to the stage play. All operations pertaining to the Play were classified as discontinued and were segregated from the Company's viable operations. At the date of discontinuance, KRTR had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play.

     The Company does not expect to undertake any future production activities with respect to live performances. KRTR has consequently been inactive since such operations ceased. KRTR is in the process of being dissolved and should soon be finalized.

        Kings Road Productions (Europe) GmbH
        ------------------------------------

     On January 23, 2001, the Company along with Joachen Hasmanis entered into an agreement with the shareholders of Reboost GmbH, a German limited company ("Reboost"), under which the Company would purchase 50% of the shares of Reboost and Mr. Hasmanis would purchase 50% of the shares of Reboost. Pursuant to the terms of the agreement, the Company would purchase a total of 30,500 shares of Reboost as follows:

          (a) 25,000 shares of Reboost from MBO Media GmbH (formerly MBO Musikverlags GmbH, a company owned and controlled by Michael Berresheim), for $20,200;

          (b)  5,000 shares of Reboost from Oliver  Schwichtenberg,  for $4,050;

          (c)  5,000 shares of Reboost from Erik Poth, for $4050; and

          (d)  500 shares of Reboost from Marc Werner for $400.

     Concurrently therewith the Company advanced the sum of $28,700 to Mr. Hasmanis (the "Hasmanis Advance"), who had entered into an agreement to purchase 35,500 shares of Reboost from Marc Werner.

     On April 6, 2001, Mr. Hasmanis, unable to repay the advance of $28,700, sold and transferred 35,500 shares of Reboost to MBO Media GmbH, at a sale price of $28,700, and MBO Media GmbH became responsible for the repayment of the Hasmanis advance. At the date of the transfer and sale by Mr. Hasmanis to MBO Media, MBO Media and Michael Berresheim, its principal shareholder and an officer and director of MBO Media, were collectively the single largest shareholders of the Company and assuming common control of Reboost, the Company accounted for Reboost as a 100% wholly-owned subsidiary of the Company.

     The name of the Reboost which was renamed Frame Spotting Media GmbH on February 5, 2001, was changed to Kings Road Productions (Europe) GmbH, with registered office situated at Gerauerstr. 58 a, D-64546 Moerfelden-Walldorf, Germany.

     On May 31, 2001, MBO Media having failed to repay the Hasmanis Advance, the Company agreed to accept the 35,500 shares of Reboost held by MBO Media in full satisfaction of the Hasmanis Advance, whereupon the Company owned of record 100% of the shares of Kings Road Productions (Europe) GmbH.

     Mr. Berresheim was the managing director of Kings Road Productions (Europe) GmbH (formerly Reboost) from its inception until his resignation on May 2, 2002, whereupon Ms. Blecker took over this position.

     Although this Company was acquired in order to qualify for European regional and national film subsidies and be eligible for the various tax incentives accessible within the European film industry for the purposes of film and TV production, it continues to be a drain on the Company's reserves, since it has produced no product since its inception. Shortly after the acquisition of this entity it became clear that the Company could not support this subsidiary with the funds required to operate its European business. This was due to the considerable overspending involved in sustaining the US subsidiaries of Animal Town and KRTR. Management is currently taking steps to sell this entity either in whole, or in part, or dissolve it entirely.

Development

     The Company allocates a significant portion of the time and energy of its staff to search for potentially viable motion picture material and the development of screenplays. At any given time, the Company is developing between approximately three and ten motion picture scripts or ideas for possible future production. During the years ended April 30, 2002 and 2001, the Company spent approximately $41,805 and $126,317, respectively, on development activities. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, and anticipates that it will spend between $100,000 and $200,000 each year in the future on such activities. Development activities are a fundamental building block to the Company's future financial success and the existing properties, which the Company owns and exploits through prequels, sequels, and remakes are among the Company's most valuable assets. The Company believes that these expenditures are necessary if the Company is to obtain projects that will attract third party financing and subsequently achieve commercial success.

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

     As of April 30, 2002, the Company has produced (or co-produced) twenty-five pictures, eighteen of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

      Title                                    Principal Cast                             Release Date
      ---------------------------------------------------------------------------------------------------

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

      Kickboxer IV                             Sasha Mitchell                             July 1994

      The Stranger                             Kathy Long                                 March 1995

      The Redemption                           Mark Dacascos                              August 1995


      The Haunted Heart                        Diane Ladd, Olympia Dukakis                January 1996

     The Company also has profit participation in the following theatrical film releases:

          o SLAP SHOT (1977). Starring Paul Newman and Michael Ontkean. Directed by George Roy Hill (famous for "Butch Cassidy and the Sundance Kid").

          o    FAST BREAK (1979). Starring Gabe Kaplan

          o LITTLE DARLINGS (1980). Starring Tatum O'Neal, Kristy McNichol and Matt Dillon

          o    THE HAUNTED HEART (1996).  Starring Diane Ladd,  Olympia  Dukakis

         o     TICKER  (2001)  Starring  Steven  Seagal,  Tom  Sizemore,  Dennis
               Hopper.

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

     Other Rights - Network television, non-theatrical, music publishing, soundtrack album, book publishing, and other miscellaneous rights in the Company's pictures have been, whenever possible, licensed by the Company to third parties. The revenue derived from the exercise of these other rights is generally not as significant as revenue derived from other sources.

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

Employees

     As of April 30, 2002, the Company employed three full-time employees. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures. (Please see Item 9 - Significant Employees.)

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

Regulation and Governmental Approval

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

Patents Trademarks and Other Intellectual Property

     The Company owns distribution rights in all North American (US & Canada) territories to all media to fourteen (14) completed motion pictures and retains ownership to all world rights to all media to one (1) motion picture (Knights). In most cases, the Company owns all remake, prequel, sequel and TV film and series right to all motion picture properties. In addition, the Company has legal ownership of certain intellectual properties in the form of ten (10) screenplays and the corresponding underlying rights, in all but two cases (The Magic Mountain, Leaving Cheyenne)

Reports to Security Holders

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "Kings Road Entertainment."

ITEM 2.  DESCRIPTION OF PROPERTY

     On December 18, 2001, the Company resolved that as of January 1, 2002, the Company's official address was to be relocated from 12 E. 33rd St., New York, NY 10016, to 5743 NW 66th Ave., Parkland, FL 33067-1330. This private property is owned by a former Director and Company Officer (Mr. Michael Berresheim), who has donated office space comprising approx. 300 ft. to the Company. No office rental shall be payable until such time as the Company's financial situation has recovered.

     On June 7, 2002, the Company set up an additional office facility located at 67 Wall St., Suite 2211, New York 10005 NY, with personal representation, at a monthly cost of $ 87.00, in order to centralize and expedite operations. The Company continues to maintain representation in Los Angeles, California, and in Frankfurt, Germany, in the form of agents, who utilize their own residences for work involving the Company.

     The Company does not own or intend to acquire production facilities and would rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3.  LEGAL PROCEEDINGS

     Kelrom Agency, Inc. v. Kings Road Entertainment Inc., et al.
     ------------------------------------------------------------

     On April 30, 2001, Kelrom Agency, Inc. filed suit against the Company and KRTR, Inc. with the Civil Court of the City of New York. Case no. (or Index) 013294 CVN 2001, seeking payment of $5,968 related to theater advertising for the play "End of the World Party." This suit was subsequently settled for the amount of $ 2,500, released and discharged on November 13, 2002. On February 15, 2003, subsequent to the period covered by this report, a Stipulation of Discontinuance was filed.

     Sensory Lighting and Sound, Inc. v. Kings Road Entertainment Inc., et al.
     -------------------------------------------------------------------------

     On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. with the Civil Court of the City of New York. case no. 026893 CVN 2001 seeking payment of $14,080 for lighting equipment rental in connection with the play "End of the World Party." This suit was subsequently settled for the amount of $ 7,500, released and discharged on December 6, 2002. On December 16, 2002, subsequent to the period covered by this report, a Stipulation of Discontinuance was filed.

     Kennetch Kolsbunn v. Kings Road Entertainment, Inc.
     ---------------------------------------------------

     On October 10, 2001, Kenneth Kolsbunn filed suit against the Company in Superior Court of California, County of Sonoma; for collection of a note payable. A default judgment was entered against the Company on February 26, 2002 to the amount of $24,281.36. On 9 April 2002, the Company entered into a settlement agreement with Mr. Kolsbunn resolving all claims between the parties. Under the terms of the settlement, the Company was required to pay Mr. Kolsbunn $10,000, $5,000 of which was paid on April 18, 2002. The balance was subsequently paid upon Mr. Kolsbunn satisfying various conditions of the settlement agreement.

     Theatrical and Television Motion Picture Special Payments Fund v. Kings Road Entertainment, Inc.
     --------------------------------------------------------------------------

     During the year ended April 30, 2002, the Company was advised of a lawsuit filed against the Company by the Theatrical and Television Motion Picture Special Payments Fund seeking the payment of residuals under a collective bargaining agreement with the American Federation of Musicians (AFM). On March 25, 2002, a settlement offer was made to the Company by AFM's legal counsel for a one-time payment of $ 250,000. The Company made several counter offers, which were rejected. On 30 December 2002, the Company negotiated a final settlement of this claim for cash payments totaling $50,000 and future royalty payments up to an aggregate of a further $50,000 due when and if additional film income is generated. The suit was consequently settled and the court order was accordingly dismissed.

     Demand for Investigation by Shareholders Action Committee.
     ----------------------------------------------------------

     On April 17, 2003, subsequent to the period covered by this report, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board has appointed independent Counsel to investigate these transactions and report to both the Board, the Shareholders Action Committee and the Shareholders.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fiscal year covered by this report.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The  Company's  common  stock  trades on the Pink Sheets  under the symbol:
"KREN.PK." The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 2001 and 2002:

        Fiscal Year 2001                        High         Low
        ----------------                        ----         ---
        First Quarter                           1.65         0.45
        Second Quarter                          0.53         0.28
        Third Quarter                           0.38         0.16
        Fourth Quarter                          0.35         0.12

        Fiscal Year 2002                        High         Low
        ---------------                         ----         ---
        First Quarter                           0.135        0.11
        Second Quarter                          0.055        0.05
        Third Quarter                           0.15         0.07
        Fourth Quarter                          0.22         0.16

Holders

     As of May 15, 2003, the Company had approximately 296 stockholders of record.

     In October 1999, the Company's common stock was de-listed from the NASDAQ SmallCap Market because the Company failed to meet certain minimum listing maintenance criteria set by NASDAQ. The Company continues to fail in meeting the listing requirements.

Dividends

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sale of Unregistered Securities

     None.

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

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company's common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by all of Animal Town's inventory, trademarks and proprietary customer list.

     In April 2002 the Company decided to transfer its rights and interest in Animal Town to a Florida corporation headed by former Company Director and Company Officer Mr. David Dube in exchange for the assumption of Animal Town's liabilities by the new owner. The Company does not expect to undertake any future mail order catalogue sales operations. On August 15, 2002, the Company transferred its share in Animal Town to Peak Partners, a Florida corporation headed by Mr. Dube.

     On August 31, 2000, the Company announced that it had entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". The play opened November 9, 2000 and received a substantial number of favorable press reviews. The Company announced on March 13, 2001 that the play conducted its final show after 17 previews and 124 performances.

     During October 2001, the Company elected to cease all operations pertaining to the stage play "End of the World Party" (the "Play"). Therefore, all operations pertaining to the Play were classified as discontinued and segregated from the Company's viable operations. At the date of discontinuance, the Play had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play. The Company does not expect to undertake any future production activities with respect to live performances.

     On May 31, 2001, MBO Media having failed to repay the Hasmanis Advance, the Company agreed to accept the 35,500 shares of Reboost held by MBO Media in full satisfaction of the Hasmanis Advance, whereupon the Company owned of record 100% of the shares of Kings Road Productions (Europe) GmbH.

Overview

     During the years ended April 30, 2002 and 2001, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on Home Box Office pay television in August 1995. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (See "Item 1. - Description of Business").

     The Company's revenues have been substantially derived from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and the success of the release of films that become available in the various media during that fiscal year. Although the Company has not produced any films since 1995, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, as was the case with respect to the sale of "Ticker" during the year ended April 30, 2001, will achieve commercial success, while limiting the Company's front end exposure.

     Subsequent Events

     In order to generate sufficient revenue to continue operations, the Company entered into two deals during the second half of 2002:

     1) In June 2002, the Company sold all rights to its 4-picture martial arts film package to Moonstone Entertainment for $ 100,000. This sum represents approximately the income that this package would have generated over the next 5 years.

     2) In September 2002, the Company entered into a sub-publishing agreement with Cherry Lane Music Publishing for an advance of $ 100,000 against future music royalties. This represents a 50/50 split of music publishing revenues. Cherry Lane is an efficient, international publisher and effectively able to administer the Company's music publishing catalogue (mainly consisting of film soundtracks) on a worldwide basis.

     As revenues have been recognized for each film, the Company has amortized the costs incurred in producing that film. The Company previously amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53 ("FAS 53"), which provided that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management had periodically reviewed its estimates on a film-by-film basis and, when unamortized costs exceeded net realizable value for a film, that film's unamortized costs had been written down to net realizable value. During the year ended April 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 139, which, in effect, replaced FAS 53. Since the Company has not produced a motion picture film since 1995 and in light of the fact that all of the Company's previously produced motion picture films have been fully amortized, there was no effect to the Company in adopting this new accounting standard. Costs relating to projects that have been abandoned or sold before being produced have been charged to overhead in the year that event occurs.

Demand for Investigation by Shareholders Action Committee.
----------------------------------------------------------

     On April 17, 2003, subsequent to the period covered by this report, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board has appointed independent Counsel to investigate these transactions and report to both the Board, the Shareholders Action Committee and the Shareholders.

Results of Operations
---------------------

     For the year ended April 30, 2002, feature film revenues were approximately $606,000 as compared to approximately $1,554,000 for the year ended April 30, 2001. The substantial decrease in feature film revenues resulted primarily from
(i) the previous fiscal year's figures reflecting sales income from "Ticker", a feature film project that had been developed by the Company in 2001 and (ii) decreased domestic and foreign distribution revenues from feature films in the Company's library.

     Until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will continue to decline. Revenues from theatrical admissions resulting from the production of the Off-Broadway play "End of the

World Party" were approximately $367,000 for the year ended April 30, 2001, netting losses of approximately $ 100,000 as compared to $0 for the year ended April 30, 2002. The play opened November 9, 2000 and closed on March 13, 2001. The Company does not expect to undertake any future production activities with respect to live theatrical performances.

     Costs related to revenue were approximately $0 and $266,200 for the years ended April 30, 2002 and 2001, respectively. The decrease of approximately $266,200 resulted primarily because of the amortization of all production costs as of April 30, 2001.

     Selling expenses were approximately $61,600 and $30,600 for the years ended April 30, 2002 and 2001, respectively, an increase of approximately $31,000. This increase resulted primarily from commissions payable to the Company's sales agent handling foreign distribution of the Company's film library.

     General and administrative costs were approximately $723,000 and $1,362,000 for the years ended April 30, 2002 and 2001, respectively, a decrease of approximately $639,000. This resulted primarily from reducing and ending the operating costs and expenses associated with the theatrical production of "End of the World Party", which closed Off-Broadway on March 13, 2001.

     The Company recorded an impairment of goodwill and development costs of approximately $68,000 and $118,600, respectively, in the year ended April 30, 2002 because it was unable to establish the ability to successfully market some of the projects it has under development.

     Interest expense increased to approximately $1,000 during the year ended April 30, 2002 from approximately $400 during the year ended April 30, 2001. This increase resulted primarily from bank charges and creditors' carrying charges.

     During the years ended April 30, 2002 and 2001, the Company recorded a gain on forgiveness of debt of approximately $16,100 and $0, respectively, principally reflecting the Company's settlement of liabilities at less than the recorded amount.

     During the year ended April 30, 2002, the Company incurred a net loss of approximately $421,000 versus a net income of approximately $8,100 during the year ended April 30, 2001. The loss for the year ended April 30, 2002 resulted primarily from the decreased revenues of the Company which were not offset by proportional decreases in general and administrative expenses, principally due to the factor of additional legal expenses. Included in the net income (loss) were losses from discontinued operation of approximately $71,300 and $250,600, respectively. These losses relate to the Animal Town operations as explained above.

     During the years ended April 30, 2002 and 2001, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $ 15,367,000, which may be offset against future taxable income.

Liquidity and Capital Resources
-------------------------------

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2002 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources and licensing income will be sufficient to fund its ongoing operations.

     During the year ended April 30, 2002, the Company's operating activities generated approximately $52,600 of cash that was primarily used to finance film project development activities and repay notes payable. During the year ended April 30, 2001, the Company's operating activities generated approximately $232,000 of cash that was primarily used to finance film project development activities and for advances to a shareholder. The Company had cash of approximately $27,900 and $54,600 at April 30, 2002 and 2001, respectively.

Future Commitments
------------------

     The Company does not have any other material future commitments.

Forward-Looking Statements
==========================

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


                                                                                        Expiration
               Name                  Age               Position                         of Term
         ----------------            ---     -------------------------------------      ----------
         Geraldine Blecker           56      Director, Chief Executive Officer and         2004
                                             Company Secretary
                                             Ms. Blecker took over as CEO
                                             on 5th March 2002

         H. Martin DeFrank           55      Director, President, Chief                     2004
                                             Operating Officer
                                             Mr. DeFrank took over as President on
                                             5th March 2002

         Wolfgang Stangl             42      Director                                       2004

         Michael L. Berresheim       48      Former Director and CEO                     March 2002


     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Executive Officers and Directors

     GERALDINE BLECKER has been a director and Vice President of the Company since April 2001, coordinating the Company's on-going film script development activities and international production. On March 5, 2002, she took over as Chief Executive Officer from Mr. Michael Berresheim. With a solid background in music and the performing arts, Ms. Blecker moved on to become an active film and television screenwriter, lyricist, musical supervisor and script consultant for numerous productions and production companies, (Europe's ZDF, HR, SFB, WDR, SAT 1, networks, (SCHLOSS & SIEGEL, Cannes Film Festival entry and winner of the Max Orphuls prize for best screenplay), as well as a developer of film and television product for a variety of companies in Germany and the UK (BBC, ATV, London Weekend, TaunusFilm, Traumwerk, FFP Entertainment, Madbox Filmtrick, TempoMedia, U5 Film). In addition to founding BSS Music Publishing Company in 1985, Ms. Blecker was founder and managing director of PDN Media GmbH, formed in 1997 to develop and package multimedia product for the international market. She has worked as a TV journalist for RTL, ZDF and Deutsche Bank TV and as a freelance print journalist for a variety of music and film publications. Ms. Blecker studied music and performing arts at California's Pasadena Playhouse and attended London's National Film and Television School (specializing in production).

     H. MARTIN DeFRANK has been a director and Chief Operating Officer of the Company since April 2001. In March 2002, he took over the additional post of Company President upon the resignation of Mr. Michael Berresheim. Mr. DeFrank was Managing Director of Weathervane Entertainment Group from 1995 through 2001, inclusive, where he directed the creation and production of interactive and reality television programming. From 1991 through 1994, Mr. DeFrank was Director of Development Treetop Systems, Inc., where he managed the development and patenting of robotically controlled telescoping tower systems for aerial videography. In addition, from 1976 to 1994, Mr. DeFrank was a producer for Unicorn Enterprises Films, Inc., where he had executive and line producer responsibilities on a range of feature film and television productions ranging from classic drama to light comedy featuring a variety of stars from the Redgraves to Dolly Parton. During the eighties, he was one of the founders of the postproduction house, Finecut Films Ltd., which provided the technical and creative services to television and feature film producers on a range of projects including "Heaven's Gate", "The Muppet Movie", and "Heat and Dust". He has provided facilities and technical expertise to such renowned film distributors as Columbia-Warner-EMI, the Rank and Cannon Groups. In 1981 he formed Television Syndication Group, which assembled and distributed film libraries worldwide. Mr. DeFrank attended Yale Drama and the University of New Haven.

     WOLFGANG STANGL (Frankfurt, Germany) who joined the Board of Directors on March 5, 2001, studied political science at the Free University of Berlin, earning his degree in 1990 at the Ludwig Maximillian University, Munich, where he worked for two years as assistant professor for international politics and economic affairs. In 1990, he also became editor of the financial publication "Finanzwoche" (Financial Week), as well as being active as investment consultant for Dr. Ehrhardt Asset Management, in Munich. In 1993, Mr. Stangl joined the editorial department of the stock market publication "Borse-Aktuell" in Stuttgart, before starting up his own consultancy for securities account brokerage and asset management in 1994. He expanded into portfolio management as founder and managing director of B&S Portfolio Management GmbH in 1997, as a licensed broker and portfolio manager (in accordance with ss. 32 of the German Moneylenders' Act by the Federal Board of Financing) until selling his share of the business in 2000. He then formed his own Company, Wolfgang Stangl Consulting, specializing in political consultancy and research in the key areas of international finance and capital markets. From July 2002 to December 2002 he was President of phileco world, Inc, an international environmental technology company. In August 2002 he founded UBA International, Inc., a consulting company, specialized in Venture Capital. In November 2002 Mr. Stangl co-founded N-GINE Corporation, a technology company which is engaged in the development of zero emission engines.

     MICHAEL L. BERRESHEIM was a director of the Company from November 1999 to March 2002. He began serving as the Company's Chairman and Chief Executive Officer in April 2000. Mr. Berresheim resigned from the Board of Directors and as Company Officer on March 5, 2002. Mr. Berresheim was the Chairman and Chief Executive Officer of publicly traded Immediate Entertainment Group, Inc. from November 1997 to April 1999. From November 1993 to November 1997, Mr. Berresheim was Chairman of MMS Holding Corp. ("MMS"), a music production and distribution entity, into which he incorporated the classic King Biscuit Flower Hour radio show for record release. Prior to November 1993, Mr. Berresheim was Chairman of UK-based AVM Records, which was also a shareholder of Filmtrax, an independent film music publisher in Great Britain, and owner of Columbia Picture Music, LA, and a shareholder of the LA-based DCC Compact Classics.

Significant Employees

     The  Company is  currently  being run by two of its  Directors,  H.  Martin
DeFrank, who, as current President and Chief Operating Officer, deals with global rights management and the basic corporate administration from New York. Also acting as de facto Chief Financial Officer, he is assisted by Ms. Deborah Nugent, based in Los Angeles, who deals with all day-to-day accounting, and the Company's film library administration.

     Geraldine Blecker, as Chief Executive Officer, is in responsible for overseeing all aspects of Company administration. In her function as Company Secretary, she is also the keeper of all Corporate Records and Minutes. Based in Europe (Frankfurt), Ms. Blecker is additionally in charge of all international feature film co-production. Mr. DeFrank, too, is actively involved in creative media production, currently concerned with certain franchises (remakes, sequels, TV-series) of the Company's feature film product.

Family Relationships

     There are no family relationships between any of the directors or executive officers.

Involvement In Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

         (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; with the exception of the former director and executive officer Mr. Michael Berresheim who was an executive officer of Top Disc GmbH, which filed bankruptcy proceedings in Germany, in December, 1996. Top Disc was a wholly-owned subsidiary of MMS Holding Corp.

         (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); with the exception of the former director and executive officer, Mr. Michael Berresheim, who was named subject to a criminal investigation in Germany with respect to an entity known as Top Disc GmbH, a wholly-owned subsidiary of MMS Holding Corp. regarding alleged copyright violations. All of the alleged violations relate to Top Disc's producing compact discs for Kings Records (unrelated to the Company), a Bulgarian music company with no affiliation to Top Disc. The German prosecutor alleges that Kings Records may not have paid royalties to the Bulgarian copyright society for certain recordings, even though there has been no claim of a copyright infringement by any of the legal copyright owners, and that its arrangement with Top Disc for the production of compact discs of such recordings violated applicable copyright laws. There is no precedent law in Germany where a pressing plant, which solely accepted an order by a bona fide third party to press compact discs, has been successfully prosecuted for copyright license infringement. Under German law, the investigation pertains to Mr. Berresheim personally as the former principal executive officer of Top Disc. Formal proceedings have commenced and Mr. Berresheim expects that the charges will be ruled in his favor, due to evidence that King Records was not in violation of the Bulgarian copyright laws and, in fact, Mr. Berresheim had no direct or indirect involvement with the alleged pressings. The German Mechanical Copyright Society GEMA officially withdrew all charges against Top Disc GmbH in 1996 and confirmed that, indeed, mechanical royalties had been paid by Kings Records to the corresponding Bulgarian collection agency ("Musikautor"). No claims for damages have ever been brought against Mr. Berresheim in this connection.

         (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, with the exception of the former director and executive officer, Mr. Michael Berresheim who was part of a prosecutorial investigation that was initiated in Germany with respect to the activities of MMS, regarding investment fraud and breach of fiduciary trust. On April 26, 1999, such charges were brought against, Mr. Berresheim and on March 20, 2003, the court dismissed the indictment in two instances (District Court, Higher Regional Court). All charge were subsequently dropped and the Higher Regional Court ruled damages in favor of Mr. Berresheim. Mr. Berresheim has now been officially requested to submit such damage claim by the Frankfurt District Attorney's Office. Mr. Berresheim is in the process of filing suit against the German authorities.

         (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     The Company believes that Mr. Berresheim, Mr. DeFrank, Wolfgang Stangl, and Ms. Blecker are currently delinquent in their filings since joining the Company's board of directors. Other than the foregoing, the Company does not know of any person or beneficial owner that did not timely file the reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2002 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                Long Term Compensation
                                    Annual Compensation                         Awards                      Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
-----------------------------------------------------------------------------------------------------------------------------------
Michael L. Berresheim    2002    $120,000    0            $0           0            0            0          0
Former, CEO, and         2001    $120,000    $5,000       $0           0            0            0          0
President                2000    $0          0            $0           0            0            0          0

David W. Dube            2002    $0          0            $0           0            0            0          0
Former President,        2001    $100,000    0            $0           50,000 (2)   0            0          0
COO, and CFO             2000    $120,000    0            $0           125,000 (1)  0            0          0

H. Martin DeFrank        2002    $36,000     3,000        $0           100,000 (3)  0            0          0
COO, President           2001    $36,000     0            $0           0            0            0          0
CFO                      2000    $0          0            $0           0            0            0          0

Geraldine Blecker        2002    $36,000     3,000        $0           100,000 (3)  0            0          0
CEO, Secretary           2001    $36,000     0            $0           0            0            0          0
                         2000    $0          0            $0           0            0            0          0

James P. Leaderer        2002    $0          0            $0           0            0            0          0
Former Director          2001    $0          0            $0           50,000 (2)   0            0          0
                         2000    $0          0            $0           0            0            0          0
---------------------

          (1) On July 1, 1999 the Company concluded a Consultancy Agreement with Mr. David Dube, to render management and financial services for the term expiring on April 30, 2000. As compensation for such services, Mr. Dube was paid a monthly fee of $10,000 together with a Nonqualified Stock Option, pursuant to the 1999 Stock Option Plan, to purchase 125,000 shares of the Company's common stock, in accordance with the Plan's standard terms and conditions. On August 22, 2000 this Agreement was extended for an indefinite period on a month-to-month basis, finally terminating upon Mr. Dube's resignation from the Board of Directors and Company office in April 2001.

          (2) See Option Grants, Exercises and Year-End Values immediately below.

          (3) Shares granted on May 22, 2002 as compensation for future services to the Company.

     All officers and directors serve for a term of one year, which is renewed automatically or until the next annual shareholders meeting which ever comes first.

Option Grants, Exercises and Year-End Values

     The Company adopted a 1999 Stock Option Plan, under which the Company can grant options to purchase shares of the Company's Common Stock. In consideration for their services as Members of the Board of Directors, on September 14, 1999, an option was granted to both David W. Dube and James P. Leaderer, terms as follows:

     The Date of Grant of option for vesting purposes was September 13, 1999; The Expiration Date of Option is September 12, 2004; The Number of Shares covered by each Option is 50,000; The Exercise Price per share for each Option is $ 0.9375;

     The vesting period for this Option commenced on the one (1) year anniversary that each individual became a director. In these cases, the vesting period commenced on April 1, 1999. At any time on or after April 1, 2000, but before April 1, 2001, they may purchase or have purchased under this Option up to twenty-five thousand (25,000) Shares; on or after April 1, 2001, they may purchase or have purchased all of the Number of Shares. They can never exercise the Option for more than the Number of Shares or after the Expiration Date (in each case as adjusted under the Terms of the Plan).

     These Options were, however, cancelled on April 20, 2001 in accordance with a Board Resolution of that date and were replaced by the issuance of 100,000 shares in the aggregate of common stock of the Company to David W. Dube and James P. Leaderer as per Officer's Certificate dated August 18, 2001.

     Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2002. No options were granted or exercised during the year ended April 30, 2002.

Option Grants Table

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors up through the end of the fiscal year.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                           Number Of        % Of Total
                           Securities       Options
                           Underlying       Granted To  Exercise
                           Options          Employees         Or Base
                           Granted          In Fiscal         Price            Expiration
Name                       (#)              Year(%)           ($/Sh)           Date
-------------------------------------------------------------------------------------------
H. Martin DeFrank          0                0                 0                 0
Geraldine Blecker          0                0                 0                 0
Wolfgang Stangl            0                0                 0                 0
Michael L. Berresheim      0                0                 0                 0

     No options were granted or exercised during the year ended April 30, 2002.

Option Exercise and Year End-Value Table

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2002:

              Aggregated options/SAR exercises in last fiscal year
                            and end option/SAR value.

                                                                                        Value of Unexercised
                                              Number of Unexercised                      In-the-Money Options
                                             Options at April 30, 2002                    at April 30, 2002
                                             -------------------------                    -----------------
                Name                     Exercisable       Unexercisable        Exercisable       Unexercisable
                ----------------------------------------------------------------------------------------------------
                None

     There are no outstanding options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

     The following table sets forth certain information, as of May 15, 2003 concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:


                                              Number of              Percent of
    Name and Address of Beneficial Owner      Shares                   Class
    ------------------------------------      ---------             -----------
    Michael Berresheim                        1,507,247(1)(2)           41.1%
    Gerauer Street
    58A Moerfelden
    Walldorf, Germany  64546

    MBO Musikverlags GmbH                     1,507,247 (1)             41.1%
    Gerauer Street
    58A Moerfeldon
    Walldorf, Germany  64546
---------------

          (1) Includes 1,507,247 shares owned by MBO Musikverlags Gmbh of which Mr. Berresheim is the Managing Director and sole shareholder.

          (2) The Company has been advised of a claim of ownership by MBO, as successor-in-interest to West Union Leasing Limited, to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that MBO Musikverlags Gmbh is determined to be the owner of such shares, the ownership of MBO Musikverlags Gmbh would increase to 1,657,247 shares or 45.2% of the Company's outstanding common stock. Mr. Berresheim's beneficial ownership would likewise increase to 1,657,247 shares or 45.2% of the Company's outstanding common stock.

Security Ownership of Management

     The following table sets forth, as of May 15, 2003, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:


                                              Number of              Percent of
    Name and Address of Beneficial Owner      Shares                   Class
    ------------------------------------      ---------             -----------
    Michael Berresheim                        1,507,247(1)(2)           41.1%
    Gerauer Street
    58A Moerfelden
    Walldorf, Germany  64546

    H. Martin DeFrank                           100,000                  2.6%
    317 West 89th Street, 1-WF
    New York, New York  10019

    Geraldine Blecker                           100,000                  2.6%
    Wetteraustr 23
    Frankfurt, Germany 60389

    All Executive Officers and
    Directors as a Group (3 persons)          1,707,247                45.13%
---------------

     (1) Includes 1,507,247 shares owned by MBO Media GmbH (formerly M.B.O. Musikverlags GmbH) of which Mr. Berresheim is the Managing Director and sole stockholder.

     Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

Changes In Control

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

     Securities Authorized for Issuance Under Equity Compensation Plans


                  ---------------------------------- --------------------- ------------------- ----------------------
                                                          Number of         Weighted-average   Number of securities
                                                       Securities to be    exercise price of    remaining available
                                                         issued upon          outstanding       for future issuance
                                                         exercise of       options, warrants       under equity
                                                         outstanding           and rights       compensation plans
                                                      options, warrants                             (excluding
                                                          and rights                           securities reflected
                                                                                                  in column (a))
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                             (a)                  (b)                   (c)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  approved by security holders(1)             -                    $-                    -
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  Not approved by security                    -                    $-                    -
                  holders(2)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                       -                    $-                    -
                  ---------------------------------- --------------------- ------------------- ----------------------

     No securities have been authorized for issuance as part of any Equity Compensation Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company reached an agreement during the year ended April 30, 2001 with certain shareholders, who were also holders of certain notes payable of the Company, to cancel the indebtedness in exchange for a reimbursement of the write down attributable to the Immediate payments. Mr. Berresheim, the Company's former Chairman and Chief Executive Officer, was an officer of Immediate and continues to be a significant shareholder of Immediate.

     On May 31, 2001, MBO Media having failed to repay the Hasmanis Advance, the Company agreed to accept the 35,500 shares of Reboost held by MBO Media in full satisfaction of the Hasmanis Advance, whereupon the Company owned of record 100% of the shares of Kings Road Productions (Europe) GmbH.

     Mr. Berresheim was also managing director (CEO) of the new entity, Kings Road Productions (Europe) GmbH from its inception until his resignation on May 2, 2002, whereupon Ms. Blecker took over this position.

     During 2002 a discrepancy was found in the number of shares which Kings Road was due to receive from Western Union Leasing and those actually received in the November 1998 transaction in which Kings Road acquired Immediate Entertainment shares from three sellers of the shares. It was determined that the number of shares Western Union Leasing was to provide was deficient by 150,000. The Board is investigating this matter and will seek a resolution.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

         3.1(1) Restated Certificate of Incorporation of Registrant.

         3.2(2) Bylaws of Registrant.

         10.1(1)  1998 Stock Option Plan.

         21**     Subsidiaries of Registrant.

         99.1**   Section 302 certification by the Chief Executive Officer

         99.2**   Section 302 certification by the Chief Financial Officer

         99.3**   906 Certification
 ---------------

     (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.

     (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

     ** Filed Herewith

(b)  Forms 8-K

     On March 29, 2002, the Company filed a Form 8-K reporting under Item 5 thereof that Michael Berresheim resigned as the Company's Chairman and Chief Executive Officer. Geraldine Blecker replaced Mr. Berresheim as Chief Executive Officer

ITEM 14. CONTROLS AND PROCEDURES

     In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Independent Public Accountants

     The Company's independent accountants for the fiscal years ended April 30, 2002 and 2001 was HJ & Associates, LLC.

     (a) Audit Fees. During the fiscal years ended 2002 and 2001, the aggregate fees billed by HJ & Associates, LLC, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $54,000 and $14,400, respectively.

     (b) Audit-Related Fees. During the fiscal years ended 2002 and 2001 our auditors, HJ & Associates, LLC, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. During the fiscal years ended 2002 and 2001 the aggregate fees billed by HJ & Associates, LLC for tax compliance services was $3,050 and $-0-, respectively. Our auditors did not tax planning advice during the fiscal years ended 2002 and 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KINGS ROAD ENTERTAINMENT, INC.


Date:  June 10, 2003                            /S/ Geraldine Blecker
                                                --------------------------------
                                                By: Geraldine Blecker
                                                Its:  Chief Executive Officer


Date:  June 10, 2003                            /S/  H. Martin DeFrank
                                                --------------------------------
                                                By: H. Martin DeFrank
                                                Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2002

                                 C O N T E N T S


Independent Auditors' Report............................................. F - 3

Consolidated Balance Sheet............................................... F - 4

Consolidated Statements of Operations.................................... F - 5

Consolidated Statements of Stockholders' Equity (Deficit)................ F - 7

Consolidated Statements of Cash Flows.................................... F - 8

Notes to the Consolidated Financial Statements........................... F - 9

                        INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors
Kings Road Entertainment, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended April 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2002 and the results of their operations and their cash flows for the years ended April 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit working capital and stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
March 20, 2003

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS


                                                                                                     April 30,
                                                                                                     2002
                                                                                                ------------------
CURRENT ASSETS

   Cash                                                                                         $          27,925
   Accounts receivable                                                                                     103,847
                                                                                                ------------------

     Total Current Assets                                                                                  131,772
                                                                                                ------------------

FIXED ASSETS, NET (Note 4)                                                                                     684
                                                                                                ------------------

OTHER ASSETS

   Film development costs, net (Note 2)                                                                     41,805
   Advances to shareholder, net (Note 10)                                                                   20,780
   Investments (Note 3)                                                                                          -
                                                                                                ------------------

     Total Other Assets                                                                                     62,585
                                                                                                ------------------

TOTAL ASSETS                                                                                    $          195,041
                                                                                                ==================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $           98,781
   Accrued expenses                                                                                        193,333
   Deferred revenue                                                                                         35,200
   Liabilities from discontinued operations (Note 11)                                                       42,239
                                                                                                ------------------

     Total Current Liabilities                                                                             369,553
                                                                                                ------------------

TOTAL LIABILITIES                                                                                          369,553
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $.01 par value, 12,000,000 shares authorized,
    3,664,390 shares issued and outstanding                                                                 36,644
   Additional paid-in capital                                                                           24,906,655
   Accumulated deficit                                                                                 (25,117,811)
                                                                                                ------------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                 (174,512)
                                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $          195,041
                                                                                                ==================

 The accompanying notes are an integral part of these consolidated financial statements.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                      For the Years Ended
                                                                                         April 30,
                                                                                   2002                2001
                                                                           -------------------  ------------------
REVENUES

   Feature films                                                           $           605,965  $        1,553,958
   Theatrical admissions                                                                     -             367,010
                                                                           -------------------  ------------------

     Total Revenue                                                                     605,965           1,920,968
                                                                           -------------------  ------------------

COSTS AND EXPENSES

   Costs related to revenue                                                                  -             266,191
   Selling expenses                                                                     61,627              30,621
   Depreciation                                                                          1,429               3,488
   Impairment of goodwill                                                               67,965                   -
   Impairment of film development cost                                                 118,617                   -
   General and administrative expenses                                                 723,058           1,362,136
                                                                           -------------------  ------------------

     Total Costs and Expenses                                                          972,696           1,662,436
                                                                           -------------------  ------------------

OPERATING INCOME (LOSS)                                                               (366,731)            258,532
                                                                           -------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                          38               7,992
   Other income                                                                          2,484                   -
   Interest expense                                                                     (1,017)               (438)
   Gain on forgiveness of debt                                                          16,147                   -
   Loss on disposal of fixed assets                                                       (450)             (5,639)
                                                                           -------------------  ------------------

     Total Other Income                                                                 17,202               1,915
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                     (349,529)            260,447

PROVISION FOR INCOME TAXES                                                                   -              (2,020)
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
   AND DISCONTINUED OPERATIONS                                                        (349,529)            258,427

EXTRAORDINARY GAIN                                                                           -                 337
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                          (349,529)            258,764

LOSS FROM DISCONTINUED OPERATIONS (Note 12)                                            (71,298)           (250,629)
                                                                           -------------------  ------------------

NET INCOME (LOSS)                                                          $          (420,827) $            8,135
                                                                           ===================  ==================
 The accompanying notes are an integral part of these consolidated financial statements.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)

                                                                                      For the Years Ended
                                                                                           April 30,
                                                                                   2002                 2001
                                                                           -------------------  ------------------
BASIC AND FULLY DILUTED INCOME (LOSS)
 PER SHARE

   Income (loss) before discontinued operations                            $             (0.10) $             0.07
   Loss from discontinued operations                                                     (0.02)              (0.07)
                                                                           -------------------  ------------------

BASIC INCOME (LOSS) PER SHARE                                              $             (0.12) $             0.00
                                                                           ===================  ==================

Weighted Average Number of Common Shares -
 Basic and Diluted                                                                   3,664,390           3,539,959
                                                                           ===================  ==================

 The accompanying notes are an integral part of these consolidated financial statements.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                  Additional
                                                                     Common Stock                   Paid-in        Accumulated
                                                            --------------------------------
                                                                Shares           Amount             Capital          Deficit
                                                            --------------  ----------------  ----------------  --------------
Balance, April 30, 2000                                          3,541,140  $         35,411  $     24,872,798  $   (24,705,119)

Issuance of common stock in connection
 with acquisition Animal Town, Inc.                                 77,000               770            12,320                -

Issuance of common stock in payment to
 certain former directors                                          100,000             1,000            21,000                -
Cancellation of common stock pursuant to
 agreement with certain shareholders                               (53,750)             (537)              537                -

Net income for the year ended April 30, 2001                             -                 -                 -            8,135
                                                            --------------  ----------------  ----------------  ---------------

Balance, April 30, 2001                                          3,664,390            36,644        24,906,655      (24,696,984)

Net loss for the year ended April 30, 2002                               -                 -                 -         (420,827)
                                                            --------------  ----------------  ----------------  ---------------

Balance at April 30, 2002                                        3,664,390  $         36,644  $     24,906,655  $   (25,117,811)
                                                            ==============  ================  ================  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                         April 30,
                                                                                   2002                2001
                                                                           -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $         (420,827) $            8,135
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                       1,429             269,679
     Impairment of goodwill                                                             67,965                   -
     Loss on disposal of fixed assets                                                      450               5,639
     Common stock issued for services                                                        -              22,000
     Impairment of film development costs                                              118,617                   -
     Gain on forgiveness of debt                                                       (16,147)             (2,295)
   Changes in assets and liabilities:
     Decrease in accounts receivable                                                   116,429            (136,193)
     (Increase) decrease in inventories                                                 34,071             (34,071)
     (Increase) decrease in prepaid expenses                                            99,673             (87,196)
     Decrease in other assets                                                              148              57,502
     Increase (decrease) in accounts payable                                           (12,155)             21,255
     Increase (decrease) in accrued expenses                                            30,011             107,456
     Increase (decrease) in deferred revenue                                            32,900                 400
                                                                            ------------------  ------------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            52,564             232,311
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                  -              (1,352)
   Additions to development film costs                                                 (34,105)           (260,872)
   Advances to shareholder                                                                   -             (28,000)
                                                                            ------------------  ------------------

   NET CASH USED IN INVESTING ACTIVITIES                                               (34,105)           (290,224)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of related party payable                                                  (40,154)                  -
   Proceeds from related party                                                               -              47,374
   Repayment of notes payable                                                           (5,000)            (20,000)
                                                                            ------------------  ------------------ -

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (45,154)             27,374
                                                                            ------------------  ------------------

NET DECREASE IN CASH                                                                   (26,695)            (30,539)

CASH AT BEGINNING OF YEAR                                                               54,620              85,159
                                                                            ------------------  ------------------

CASH AT END OF YEAR                                                         $           27,925  $           54,620
                                                                            ==================  ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR -
   Interest                                                                 $                -  $              438
   Income taxes                                                             $                -  $            2,020

SCHEDULE OF NON-CASH FINANCING ACTIVITIES-

   Common stock issued for services                                         $                -  $           22,000


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              a. Organization

              The consolidated financial statements include those of Kings Road Entertainment, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany items and transactions have been eliminated in consolidation. The wholly-owned subsidiaries include Animal Town, Inc., (a California corporation), which was active at April 30, 2002, Kings Road Productions (Europe) GmbH, (a German Corporation), which was active at April 30, 2002, Ticker, Inc., (a California corporation), which was inactive at April 30, 2002 and KRTR, Inc., (a New York corporation) which was inactive at April 30, 2002.

              b. Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

              c. Recognition of Revenues

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

                                                                               Months After         Approximate
                                               Marketplace                    Initial Release     Release Period
                           ----------------------------------------------   ------------------  ----------------
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


              During the years ended April 30, 2002, and 2001, the Company earned revenue from four significant customers of approximately $451,000 (74%) and $1,202,000 (76%), respectively, from feature film revenues. Revenues from foreign sources were approximately $31,000 and $17,500 in 2002 and 2001, respectively.

              The Company recognizes revenue at the time of shipment for sales attributable to the Animal Town mail order catalog and at the time of the theatrical performance for ticket sales associated with theatrical admissions.

              The Company has $35,200 of deferred revenue. The Company is following the guidelines of SOP 00-02 for film production and distribution.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d. Film Development Costs

               Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecasts method set forth in FASB Statement No. 53 ("FASB 53") is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the years ended December 31, 2002 and 2001, the Company recognized $118,617, and $-0-, respectively of film development impairment costs.

              e.  Newly Issued Accounting Pronouncements

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Newly Issued Accounting Pronouncements (Continued)

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

              Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.       Newly Issued Accounting Pronouncements (Continued)

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

              In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
              144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Newly Issued Accounting Pronouncements (Continued)

              In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS
              147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

              In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

              f. Use of Estimates

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

              g. Depreciation and Amortization

              Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h. Concentration of Credit Risk

              The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2002, none of the Company's accounts receivable were from foreign distributors.

              i. Cash Concentration

              The Company maintains its cash balances at financial institutions that are federally insured, however, at times such balances may exceed federally insured limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              j.Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

              On April 1, 1997, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell.

              k. Basic and Fully Diluted Loss Per Share

              During the year ended April 30, 1998, the Company implemented SFAS No. 128, Earnings (Loss) Per Share, which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per share were 175,000 at April 30, 2002 and 2001, respectively.

              l. Reclassification

              Certain amounts for the year ended April 30, 2001 have been reclassified to conform to the presentation of the April 30, 2002 amounts. The reclassifications had no effect on the consolidated statements of operations.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

Note 2 -      FILM DEVELOPMENT COSTS

              Film development costs relate to projects not yet in production and totaled $34,105 at April 30, 2002, net of impairment of $118,617.

              No interest or overhead was capitalized to film costs during the years ended April 30, 2002 and 2001, as no new motion pictures were produced during those periods.

              The script for one of the projects currently under development was acquired from a current officer and director of the Company.

NOTE 3 -      INVESTMENTS

              On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and notes payable to the sellers of the stock for $210,803. At the time the transaction was executed, a director and shareholder of the Company who was also serving as the Company's president and CEO, was also an officer, director and major shareholder of Immediate. During the year ended April 30, 2000, the Company agreed to convert the Note plus applicable accrued interest, after deduction of certain advances made by the Company to the sellers or to third parties affiliated with the sellers, into shares of the Company's common stock. However, prior to the issuance of the shares during the year ended April 30, 2001, the conversion was cancelled by a revised agreement between the parties.

              At April 30, 2000, and aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company, ownership of a certain film project being developed by Immediate. The basis for determining the value of this project was the historical costs paid by Immediate for development of the projects that reduced, on a dollar-for-dollar basis, the amount due from Immediate. The Company subsequently recorded a writedown of approximately $185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. The Company reached an agreement during the year ended April 30, 2001 with certain shareholders, who were also the holders of the above-referenced notes payable of the Company, to cancel the indebtedness in exchange for a reimbursement of the writedown attribute to the Immediate obligation.

              The Company evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of $404,074 during the year ended April 30, 1999 and $1,794,926 during the year ended April 30, 2000, collectively reducing the remaining carrying value of this investment to $0. The Company does not expect to recover any portion of its investment in Immediate.

NOTE 4 -      FIXED ASSETS

              Fixed assets of the Company at April 30, 2002 consist of office equipment with a cost of $5,993 and accumulate depreciation of $5,309.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 5 -      NOTES PAYABLE

              On August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town, Inc. in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The Company repaid $20,000 of principal during the year ended April 30, 2001, leaving an outstanding principal balance of $19,000. During the year ended April 30, 2002, the Company settled the outstanding balance with a $5,000 cash payment with the remaining $14,000 plus $1,017 of accrued interest being forgiven.

NOTE 6 -      COMMON STOCK

              On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town Inc. ("Animal Town"), a privately held direct mail order catalog company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired Animal Town in exchange for $12,000 in cash, the issuance of a note payable to the seller of the common stock in the amount of $39,000 and the issuance of 77,000 shares of the Company's common stock valued at $13,090 pursuant to a debt-for-equity exchange that commenced subsequent to the closing of the acquisition and was completed on January 29, 2001. The acquisition of Animal Town resulted in goodwill of $67,965.

              In April 2001, the Company authorized the issuance of 100,000 shares of common stock, at the prevailing market value, to two former directors of the Company. Accordingly, the Company recorded compensation expense in the amount of $22,000 during the year ended April 30, 2001 relating to the issuance of these shares. (See Note 10 Related Party Transactions.)

              During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate Entertainment Group, Inc., ("Immediate") or entities affiliated with Immediate (See Note 10 Related Party Transactions.)

NOTE 7 -      STOCK OPTIONS AND WARRANTS

              The Company's 1998 Stock Options Plan ("1998 Plan") provides for the grant of options to purchase up to 400,000 shares of the Company's common stock. At April 30, 2000, options to purchase up to 175,000 shares of the Company's common stock were outstanding under the 1998 Plan at an exercise price of $0.94 per share. Of such outstanding options, 25,000 were fully vested and exercisable as of April 30, 2000. During the year ended April 30, 2001, this employee resigned and all of the outstanding options were cancelled.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001


NOTE 7 -      STOCK OPTIONS AND WARRANTS (Continued)

              The Company has elected to follow Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees, (APB 25") and related interpretations in accounting for its employee stock options since the alternative fair value accounting provided for under No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE 8 -      INCOME TAXES

                  Deferred taxes are provided on a liability method whereby
              deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of April 30, 2002 and 2001:

                                                                                   2002                2001
                                                                            ------------------  ------------------
              Deferred tax assets:
                NOL Carryover                                               $        5,993,092  $        5,852,802
                Depreciation                                                               137                   -

              Deferred tax liabilities:
                Depreciation                                                                 -                 (73)

              Valuation allowance                                                   (5,993,229)         (5,852,729)
                                                                            ------------------  ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2002 and 2001 due to the following:

                                                                                   2002                2001
                                                                            ------------------  ------------------
              Book income (loss)                                            $         (140,631 )$            6,995
              Meals and entertainment                                                      147               1,189
              State tax                                                                 (1,600)             (2,892)
              Loss on sale of assets                                                       (27)             (2,199)
              Depreciation                                                                 237                 743
              NOL utilization                                                                -             (14,181)
              Stock for services/options expense                                             -               8,580
              Valuation allowance                                                      141,874               1,765
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

             KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 8 -     INCOME TAXES (Continued)

              At April 30, 2002, the Company had net operating loss carryforwards of approximately $15,367,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the April 30, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

              The Company leases approximately 500 square feet of office space and various film element and general storage space on a month-to-month basis. Rent expense for the Company's office and storage space was $23,389 and $30,748 in 2002 and 2001, respectively.

              In the ordinary course of business, the Company has or may become involved in dispute or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

              The Company has been the defendant in several claims and lawsuits, all of which were settled subsequent to April 30, 2002. The total amount of the related obligations was $61,000 and have been included in accrued liabilities at April 30, 2002 in the accompanying consolidated financial statements.

NOTE 10-      RELATED PARTY TRANSACTIONS

              During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate or entities affiliated with Immediate (See Note 6 - Common Stock).

              In March 2001, the Company authorized the payment of $18,125 to a former director of the Company for services rendered and accordingly, recorded the payment as compensation expense during the year ended April 30, 2001.

              During the year ended April 30, 2001, the Company advanced $28,000 to a former President of the Company. As part of the acquisition of Kings Road Productions (Europe) GmbH, the former President of the Company advanced $47,374 to the Company during the year ended April 30, 2001. During the year ended April 30, 2002, the Company repaid $40,154 of the advances from the former Company President, leaving a remaining balance of $7,220. These amounts have been netted together in the accompanying consolidated financial statements leaving a net balance due from the former President of the Company of $20,780 as of April 30, 2002.

             KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 11-      DISCONTINUED OPERATIONS

         In August 2001, the Board of Directors of the Company decided to discontinue the business which included the catalog sales of Animal Town Inc., and sold the subsidiary on August 15, 2002. The following is summary of the assets and liabilities and loss from discontinued operations:

         Assets:                                                $       -

         Liabilities:
                  Accounts payable                                 42,239
                                                                ----------
                                                                $  42,239

     The assets and liabilities have been classified as current at April 30, 2002 since the sale of the discontinued subsidiary was completed August 15, 2002.

                                                                                   For the Years Ended
                                                                                         April 30,
                                                                                    2002                2001
                                                                             -----------------   -----------------
              REVENUES

                Sales, net                                                   $          81,642   $         560,169
                Cost of sales                                                           49,223             361,687
                                                                             -----------------   -----------------

                   Gross Margin                                                         32,419             198,482
                                                                             -----------------   -----------------

              EXPENSES
                General and administrative                                             113,004             451,406
                                                                             -----------------   -----------------

                   Total Expenses                                                      113,004             451,406
                                                                             -----------------   -----------------

              LOSS FROM OPERATIONS                                                     (80,585)           (252,924)
                                                                             -----------------   -----------------

              OTHER INCOME

              Gain on forgiveness of debt                                                9,287               2,295
                                                                             -----------------   -----------------

                   Total Other Income                                                    9,287               2,295
                                                                             -----------------   -----------------

              NET LOSS BEFORE INCOME TAXES                                             (71,298)           (250,629)

              INCOME TAXES                                                                   -                   -
                                                                             -----------------   -----------------

              NET LOSS FROM DISCONTINUED
               OPERATIONS                                                    $         (71,298)  $        (250,629)
                                                                             =================   =================


         No income tax benefit has been attributed to the loss from discontinued operations.

             KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2002 and 2001

NOTE 12 -     GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2002, the Company has a deficit in working capital of $237,781, has an accumulated deficit of $25,117,811, stockholders' deficit of $174,512 and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flow by increasing project development for future revenue and has discontinued certain operations that produce a negative cash flow. In addition, the Company anticipates it will raise funds through equity based investment instruments to provide funding for the development of the projects and fund operating costs.

NOTE 13 -     SUBSEQUENT EVENTS

              In May of 2002, Michael Berresheim resigned as the Company's president. H. Martin DeFrank was appointed President and Chief Operating Officer and Geraldine Blecker as Chief Executive Officer and Corporate Secretary.

              In May of 2002, the Company issued 100,000 shares of common stock each to two officers and directors of the company for services to be rendered in the future.

              In June of 2002, the Company sold all rights to its 4-picture martial arts package for $100,000. This amount represents approximately the estimated income the package would have generated over the next five years.

              In June of 2002, the Company set up an additional office facility located in New York. The Company continues to maintain representation in Los Angeles, California and Frankfurt, Germany, with principal representation in Parkland, Florida.

              In August 2002, the Company sold its wholly-owned subsidiary Animal Town, Inc. The Company discontinued the operations of this subsidiary during the year ended April 30, 2002, see Note 11. The terms of the sale are that the Company will receive $1 and the buyer also assumes all liabilities of the discontinued subsidiary.

              In September of 2002, the Company entered into a sub-publishing agreement and received an advance of $100,000 against future royalties. This represents a 50/50 split of future estimated music publishing revenues.

              On April 17, 2003, a Shareholders Committee made a formal request to the Company's Board of Directors requesting an investigation of a series of Related Party Transactions that occurred during the period of November 1998 through April 2001. The Board of Directors has appointed independent legal counsel to investigate these transactions and report to both the Board of Directors and the Shareholders. The outcome of this matter and the potential impact on the Company's consolidated financial statements, if any, is not presently determinable.