Form 10KSB/A
period 2001-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2003-07-18
CIK 773588

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
                  -------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                                 95-3587522
(State or other jurisdiction                                 (I.R.S. Employer
       of incorporation)                                    Identification No.)


                   5743 NW 66th Ave., Parkland, FL 33067-1330
                   ------------------------------------------
                     (Address of principal executive office)

     Issuer's telephone number: (212) 709-8111

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.01

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $ 2,481,137

     As of October 5, 2001, the aggregate market value of the voting stock held by non-affiliates (based on the closing sales price as reported by the OTC Bulletin Board) was approximately $183,357 (assuming all officers and directors are deemed affiliates for this purpose).

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

Kings Road Productions (Europe) GmbH

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

Regulation and Government Approval

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

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 12 East 33rd Street, 12th Floor, New York, New York 10016 and consist of approximately 300 square feet leased on a month-to-month basis. In management's opinion, the space currently occupied will be adequate for future needs. The Company does not own or intend to acquire production facilities and would rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the OTC Bulletin Board under the symbol: "KREN". The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 2001 and 2000:

        Fiscal Year 2001                High         Low
        ----------------                ----         ---
        First Quarter                   1.65         0.45
        Second Quarter                  0.53         0.28
        Third Quarter                   0.38         0.16
        Fourth Quarter                  0.35         0.12

        Fiscal Year 2000                High         Low
        ----------------                ----         ---
        First Quarter                   3.81         1.50
        Second Quarter                  1.63         0.50
        Third Quarter                   0.88         0.38
        Fourth Quarter                  0.44         0.38

Holders

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

     On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB, MBO, West and RAS purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate and Christopher Trunkey, the former Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, MAC agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirors, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous ten (10) trading days.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate, approximately 19% of Immediate's then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate was an entertainment holding company that provided services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operated a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors, a material decrease in the price of Immediate's common stock, and the subsequent filing of certain insolvency proceedings in Germany by the principal operating subsidiary of Immediate. The Company does not believe that it will recover any portion of the investment in Immediate.

     On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate was an entertainment holding company that provided services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operated a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to effect a complete writedown during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors, a material decrease in the trading price of Immediate's common stock and the subsequent filing of certain insolvency proceedings in Germany by the principal operating subsidiary of Immediate. The Company does not believe that it will recover any portion of the investment in Immediate

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company's common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by all of Animal Town's inventory, trademarks and proprietary customer list.

     On August 31, 2000, the Company announced that it entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party". The play opened November 9, 2000 and received a substantial number of favorable press reviews. The Company announced on March 13, 2001 that the play conducted its final show after 17 previews and 124 performances.

Overview

     In recent years, the Company's business has been to produce films with budgets between $1,000,000 and $3,000,000 that are released directly to the home video or pay television markets, both domestically and abroad. During the years ended April 30, 2001 and 2000, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on Home Box Office pay television in August 1995. Subject to its overall strategic direction, the Company may continue to produce these types of films, but will generally seek to produce films with budgets between $3,000,000 and $10,000,000. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (See "Item 1. - Description of Business").

     The Company's revenues have been substantially derived from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license". In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and the success of the release of films that become available in the various media during that fiscal year. Although the Company has not produced any films since 1995, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, as was the case with respect to the sale of "Ticker" during the year ended April 30, 2001, may achieve commercial success.

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

Results of Operations

     For the year ended April 30, 2001, feature film revenues were approximately $1,554,000 as compared to approximately $660,000 for the year ended April 30, 2000. The substantial increase in feature film revenues resulted primarily from
(i) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company and (ii) increased domestic and foreign distribution revenues from feature films in the Company's library. However, until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will decline. Revenues derived from merchandising sales of the Animal Town children's catalog were approximately $560,000 for the year ended April 30, 2001 as compared to $0 for the year ended April 30, 2000, the increase totally attributable to the Company's acquisition of Animal Town on August 31, 2000. The Company is presently evaluating the Animal Town catalog operation, which may include a substantial reduction, total cessation or sale of the operation. The Company expects revenues from merchandise sales to substantially decline. Revenues from theatrical admissions resulting from the production of the Off-Broadway play "End of the World Party" were approximately $367,000 for the year ended April 30, 2001 as compared to $0 for the year ended April 30, 2000. The play opened November 9, 2000 and closed on March 13, 2001. The Company does not expect to undertake any future production activities with respect to live theatrical performances.

     Costs related to revenues were approximately $628,000 and $79,600 for the years ended April 30, 2001 and 2000, respectively. The increase of approximately $548,400 resulted primarily from the amortization of costs related to "Ticker" and product merchandise costs related to Animal Town catalog sales. Selling expenses were approximately $30,600 and $19,100 for the years ended April 30, 2001 and 2000, respectively, an increase of approximately $11,500. This increase resulted primarily from commissions payable to the Company's sales agent handling foreign distribution of the Company's film library.

     General and administrative costs were approximately $1,814,000 and $670,000 for the years ended April 30, 2001 and 2000, respectively, an increase of approximately $1,144,000. This increase resulted primarily from operating costs and expenses associated with the acquisition of Animal Town, Inc. as of August 31, 2000 and theatrical production expenses associated with "End of the World Party", which opened Off-Broadway on November 9, 2000. The Company expects to significantly reduce its general and administrative costs as it (1) evaluates an alternative plan of operation for the Animal Town catalog and (2) does not intend to undertake any future production activities with respect to live theatrical performances. Interest expense decreased to approximately $500 during the year ended April 30, 2001 from approximately $85,600 during the year ended April 30, 2000. This decrease resulted primarily from an interest charge during the year ended April 30, 2000 of approximately $85,000 related to the beneficial conversion feature contained in a $1,000,000 convertible note issued by the Company on April 26, 1999. (See Note E - Notes Payable).

     During the years ended April 30, 2001 and 2000, the Company recorded valuation allowances of approximately $38,000 and $2,230,000, respectively, principally reflecting the Company's expectation that it will not recover its investment in Immediate. In addition, as of April 30, 2000, the Company had recorded equity in losses of affiliates and/or valuation allowances for the full amount of its investment in Immediate. Immediate has experienced substantial recurring operating losses and has a significant working capital deficit. During the year ended April 30, 2000, the Company also recorded a valuation allowance for the full amount of its investment in Merchant Ivory Distribution, LLC. (See Note C - Investments). During the period ended April 30, 2000, the Company recorded a gain on the sale of its investment in Star TV. The gain resulted from the forgiveness by Star of a loan to the Company in the principal amount of $250,000 plus accrued interest of $10,538 that occurred as part of a transaction whereby the Company sold its investment in Star back to Star. (See Note C - Investments and Note E - Notes Payable).

     During the year ended April 30, 2001, the Company incurred a net loss of approximately $112,300 versus a net loss of approximately $2,172,000 during the year ended April 30, 2000. The loss for the year ended April 30, 2001 resulted primarily from the initial operating costs and expenses of Animal Town, Inc. since its acquisition on August 31, 2000 and the operating loss associated with the live theatrical production of "End of the World Party". The decrease in the Company's net loss of approximately $2,060,000 as compared to the year ended April 30, 2000 resulted primarily from the decrease in adjustments in valuations of investments, principally attributable to the Company's investment in Immediate, net of the gain on the sale of the investment in Star TV. During the years ended April 30, 2001 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2001 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources will be sufficient to fund its ongoing operations.

     During the year ended April 30, 2001, the Company's operating activities generated approximately $232,000 of cash, that was primarily used to finance film project development activities and other investment requirements. During the year ended April 30, 2000, the Company's operating activities generated approximately $919,000 of cash that was primarily used to repay a convertible note in the principal amount of $1,000,000. The Company had cash and cash equivalents of approximately $54,400 and $85,000 at April 30, 2001 and 2000, respectively.

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

ITEM 7.  FINANCIAL STATEMENTS

     The Restated Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-1.

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


                                                                                        Expiration
               Name                  Age               Position                         of Term
         ----------------            ---     -------------------------------------      ----------
         Michael L. Berresheim       47      Chairman, President and                    2002
                                             Chief Executive Officer

         H. Martin DeFrank           54      Director and                               2002
                                             Chief Operating Officer

         Geraldine Blecker           55      Director and Vice President                2002


Executive Officers and Directors

     MICHAEL L. BERRESHEIM has been a director of the Company since November 1999 and began serving as the Company's Chairman and Chief Executive Officer in April 2000. Mr. Berresheim was the Chairman and Chief Executive Officer of publicly traded Immediate Entertainment Group, Inc. from November 1997 to March 2000. From November 1993 to November 1997, Mr. Berresheim was Chairman of Media and Music Services Holding Corp. ("MMS"), a music publishing company. Prior to November 1993, Mr. Berresheim was self-employed, during which time he was associated with Filmtrax, an independent film music publisher in Europe and founded King Biscuit Flower Hour Records, a U.S. based music label.

     A prosecutorial investigation is currently pending in Germany with respect to the activities of MMS and another entity known as Top Disc regarding alleged copyright violations, investment fraud and violation of provisions of the bankruptcy laws of Germany. All of the alleged violations relate to Top Disc's pressing compact discs for Kings Records, a Bulgarian music company with no affiliation to MMS or Top Disc. The German prosecutor received evidence that Kings Records may not have paid royalties to the Bulgarian copyright society for certain recordings and that its arrangement with Top Disc for the production of compact discs of such recordings violated applicable copyright laws. Under German law, the investigation pertains to Mr. Berresheim personally as the principal executive officer of MMS. No formal charges have been brought and Mr. Berresheim expects that the investigation will be terminated with no charges being brought due to evidence that King Records was not in violation of the Bulgarian copyright laws.

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

     GERALDINE BLECKER has been a director and Vice President of the Company since April 2001 and coordinates the Company's on-going film script development activities. Ms. Blecker is an active film and television screenwriter, lyricist and musical supervisor for numerous productions, including the European ZDF, HR, SFB and WDR networks, as well as a developer of film and television products for a variety of production companies in Germany and the United Kingdom (TaurusFilm, Traumwerk, FFP Entertainment, Madbox Filmtrack, Tempomedia and MagicWorx). In addition to founding BSS Musikverlag, a music publishing affiliate of FFP Entertainment, in 1985, Ms. Blecker has written television screenplays for both the British (BBC, ATV and London Weekend) and US markets.

Significant Employees

     As of April 30, 2001, the Company employed three full-time employees.

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

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, with the exception of the former director and executive officer, Mr. Michael Berresheim who was part of a prosecutorial investigation that was initiated in Germany with respect to the activities of MMS, regarding investment fraud and breach of fiduciary trust. On April 26, 1999, such charges were brought against, Mr. Berresheim and on March 20, 2003, the court dismissed the indictment in two instances (District Court, Higher Regional Court). All charges were subsequently dropped and the Higher Regional Court ruled damages in favor of Mr. Berresheim. Mr. Berresheim has now been officially requested to submit such damage claim by the Frankfurt District Attorney's Office. Mr. Berresheim is in the process of filing suit against the German authorities.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2001 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

SUMMARY COMPENSATION TABLE


                                     Long Term
                                  Annual Compensation    Compensation
                                 -------------------------------------
                                                         Stock Options All other
Name and Position        Year    Salary($)   Bonus($)     (Shares)     Compensation
------------------------------------------------------------------------------------
Michael L. Berresheim    2002    $120,000    $0            0           0
Michael L. Berresheim(1) 2001    $120,000    $5,000        0           0
Chairman, President      2000    $ 10,000    $0            0           0
and
Chief Executive Officer

David W. Dube(2)         2001    $120,000    $15,000       0           0
Former President         2000    $100,000    $0            125,000     0
and Chief Operating Officer

Phillip G. Cook(3)       2000    $0          $0            0           0
Former Chairman and      1999    $0          $0            0           0
Chief Executive Officer

Kenneth I. Aguado(4)
Former Chairman and      1999    $ 71,085    $75,334       66,667       1,154(5)
Chief Executive Officer  1998    $115,269    $10,000       27,708       64,314(6)

        ---------------

          (1) Mr. Berresheim became the Company's Chief Executive Officer in April 2000 and President in April 2001.

          (2) Mr. Dube was the Company's Chief Executive Officer and President from June 1999 until his resignation from both positions in April 2000 and March 2001, respectively.

          (3) Mr. Cook was the Company's Chief Executive Officer from November 1998 until his resignation in June 1999.

          (4) Mr. Aguado was the Company's Chief Executive Officer from October 1996 until his resignation in November 1999.

          (5) Represents contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

          (6) Includes $58,808 representing the difference between the exercise and market prices on the date of exercise of stock options exercised by Mr. Aguado and $5,506 representing contributions made by the Company on behalf of Mr. Aguado pursuant to the Company's SIMPLE IRA plan.

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

Options Grant Table

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                           Number Of            % Of Total
                           Securities           Options
                           Underlying           Granted To        Exercise
                           Options              Employees         Or Base
                           Granted              In Fiscal         Price            Expiration
Name                       (#)                  Year(%)           ($/Sh)           Date
----------------------------------------------------------------------------------------------
David Dube                 0                    0                 0                0
Geraldine Blecker          0                    0                 0                0
H. Martin DeFrank          0                    0                 0                0
Michael L. Berresheim      0                    0                 0                0

     No options were granted or exercised during the year ended April 30, 2001.

Option Exercises and Year-End Values

     Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2001. No options were exercised during the year ended April 30, 2001.

                                                                                            Value of Unexercised
                                              Number of Unexercised                        In-the-Money Options
                                             Options at April 30, 2001                    at April 30, 2001 (1)
                ----                       -------------------------                    ---------------------
                Name                     Exercisable       Unexercisable                Exercisable       Unexercisable
        ----------------------          --------------------------------                -------------------------------
        David W. Dube                      125,000              50,000                   $0                 $0

          (1) Based upon the difference between the closing stock price on April 30, 2001 and the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table sets forth certain information, as of July 31, 2001, concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:


                                                     Number of             Percent of
    Name and Address of Beneficial Owner             Shares                Class
    -----------------------------------              ----------            ----------
    Michael Berresheim                               1,507,247(1)(2)       43.2%
    Gerauer Street
    58A Moerfelden
    Walldorf, Germany 64546

    MBO Music Verlag GmbH                              950,829             27.3%
    Gerauer Street
    58A Moerfeldon
    Walldorf, Germany  64546

    West Union Leasing Limited                         556,418(2)          15.9%
    10 Greycoat Place
    1 Premier House
    London SW1 United Kingdom
    --------------------------

     (1) Includes 950,829 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole shareholder and 556,418 shares of West Union Leasing Limited ("West Union"), a trust whose beneficiary is Mrs. Johanna Ammons, the mother of Mr. Berresheim.

     (2) The Company has been advised of a claim of ownership by West Union to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that West Union is determined to be the owner of such shares, the ownership of West Union would increase to 706,418 shares or 20.3% of the Company's outstanding common stock. Mr. Berresheim's beneficial ownership would likewise increase to 1,657,247 shares or 47.5% of the Company's outstanding common stock.

Security Ownership of Management

     The following table sets forth, as of July 31, 2001, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

    Name and Address of Directors or            Number of       Percent of
    Number of Persons in Group                   Shares          Class
    --------------------------------            ---------       ----------
    Michael L. Berresheim                       1,507,247(1)    43.2%
    Gerauer Street
    58A Moerfelden
    Walldorf, Germany  64546

    H. Martin DeFrank                           0               0
    317 West 89th Street, 1-WF
    New York, New York  10019

    Geraldine Blecker                           0               0
    Wetteraustr 23
    Frankfurt, Germany 60389

    All Executive Officers and
    Directors as a Group (3 persons)            1,507,247       43.2%
    -------------------

     (1) Includes 950,829 shares owned by MBO Music Verlag GmbH of which Mr. Berresheim is the Managing Director and sole shareholder and 556,418 shares of West Union Leasing Limited ("West Union"), a trust whose beneficiary is Mrs. Johanna Ammons, the mother of Mr. Berresheim.

     Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     During the year ended April 30, 2000, the Company had advanced to Immediate Entertainment Group, Inc. ("Immediate") or made payments to third parties on Immediate's behalf, the aggregate sum of $93,000. At April 30, 2000, an aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company ownership of a certain film project that was being developed by Immediate. The basis for determining the value of this project was the historical cost paid by Immediate for development of the project that reduced, on a dollar-for-dollar basis, the amount due from Immediate. The Company, subsequently, recorded a writedown of approximately $ 185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. The Company reached an agreement during the year ended April 30, 2001 with certain shareholders, who were also holders of certain notes payable of the Company, to cancel the indebtedness in exchange for a reimbursement of the writedown attributable to the Immediate payments. Mr. Berresheim, the Company's Chairman and Chief Executive Officer, was an officer of Immediate and continues to be a significant shareholder of Immediate.

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

     On March 13, 2001 the Company announced that after 17 previews and 124 performances it had conducted its final showing of the stage play "End of the World Party" (the "Play").

     As of April 2002, KRTR, Inc., the wholly owned subsidiary responsible for the Company's theatre productions, is inactive and has no assets and liabilities of $15,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

         3.1(1)   Restated Certificate of Incorporation of Registrant

         3.2(2)   Bylaws of Registrant

         10.1(1)  1998 Stock Option Plan

         21**     Subsidiaries of Registrant

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

     None

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

                                                  KINGS ROAD ENTERTAINMENT, INC.


Date: July 16, 2003                             /S/ Geraldine Blecker
                                                -------------------------------
                                                By: Geraldine Blecker
                                                Its:  Chief Executive Officer


Date: July 16, 2003                             /S/ H. Martin DeFrank
                                                -------------------------------
                                                By: H. Martin DeFrank
                                                Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2001


                                 C O N T E N T S


Independent Auditors' Report .......................................... 3

Consolidated Balance Sheet............................................. 4

Consolidated Statements of Operations.................................. 5

Consolidated Statements of Stockholders' Equity........................ 6

Consolidated Statements of Cash Flows.................................. 7

Notes to the Consolidated Financial Statements......................... 8

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors
Kings Road Entertainment, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2001 and the results of their operations and their cash flows for the years ended April 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note M to the consolidated financial statements, certain errors were discovered regarding revenue, general and administrative expenses and the proper consolidation of a subsidiary that was purchased during the year, which resulted in the overstatement of the net loss and retained deficit for the year ended April 30, 2001.



HJ & Associates, LLC
Salt Lake City, Utah
September 21, 2001, except for Note M, March 20, 2003

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet



                                     ASSETS

                                                                   April 30,
                                                                     2001
                                                                ---------------
                                                                   (Restated)
CURRENT ASSETS

   Cash                                                         $        54,620
   Accounts receivable                                                  220,276
   Inventory                                                             34,071
   Prepaid expenses                                                      99,673
                                                                ---------------

     Total Current Assets                                               408,640
                                                                ---------------

FIXED ASSETS, NET (Note D)                                                2,563
                                                                ---------------

OTHER ASSETS

   Goodwill                                                              67,965
   Other assets                                                             148
   Film development costs, net (Note B)                                 126,317
   Advances to shareholder, (Note L)                                     28,000
   Investments (Note C)                                                       -
                                                                ---------------

     Total Other Assets                                                 222,430
                                                                ---------------

TOTAL ASSETS                                                    $       633,633
                                                                ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                             $       261,171
   Accrued expenses                                                      57,473
   Deferred revenue                                                       2,300
   Note payable                                                          19,000
   Related party payable (Note L)                                        47,374
                                                                ---------------

     Total Current Liabilities                                          387,318
                                                                ---------------

TOTAL LIABILITIES                                                       387,318
                                                                ---------------

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 12,000,000 shares authorized,
    3,664,390 shares issued and outstanding                              36,644
   Additional paid-in capital                                        24,906,655
   Accumulated deficit                                              (24,696,984)
                                                                ---------------

     TOTAL STOCKHOLDERS' EQUITY                                         246,315
                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       633,633
                                                                ===============


     The accompanying notes are an integral part of these consolidated financial statements.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                      For the Years Ended
                                                                                         April 30,
                                                                                  2001                2000
                                                                           -------------------  ------------------
                                                                                (Restated)

REVENUES

   Feature films                                                           $         1,553,958  $          659,941
   Merchandise catalog sales                                                           560,169                   -
   Theatrical admissions                                                               367,010                   -
                                                                           -------------------  ------------------
                                                                                     2,481,137             659,941

COSTS AND EXPENSES
   Costs related to revenue                                                            627,878              79,554
   Selling expenses                                                                     30,621              19,073
   Depreciation expense                                                                  3,488               4,546
   General and administrative                                                        1,813,542             669,706
                                                                           -------------------  ------------------

     Total Costs and Expenses                                                        2,475,529             772,879
                                                                           -------------------  ------------------

   OPERATING INCOME (LOSS)                                                               5,608            (112,938)

OTHER INCOME (EXPENSE)
   Adjustment in valuation and investments                                                   -          (2,229,475)
   Interest income                                                                       7,992               1,310
   Interest expense                                                                       (438)            (85,545)
   Gain on sale of investment                                                                -             260,538
   Gain on forgiveness of debt                                                           2,295                   -
   Loss on disposal of fixed assets                                                     (5,639)                  -
                                                                           -------------------  ------------------

     Total Other Income (Loss)                                                           4,210          (2,053,172)
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                        9,818          (2,166,110)

PROVISION FOR INCOME TAXES                                                              (2,020)             (5,527)
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                                  7,798          (2,171,637)

EXTRAORDINARY GAIN                                                                         337                   -
                                                                           -------------------  ------------------

NET INCOME (LOSS)                                                          $             8,135  $       (2,171,637)
                                                                           ===================  ==================

Net Income (Loss) Per Share - Basic and Diluted                            $              0.00  $            (0.62)
                                                                           ===================  ==================

Weighted Average Number of Common Shares -
 Basic and Diluted                                                                   3,539,959           3,484,810
                                                                           ===================  ==================


     The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                                  Additional
                                                                     Common Stock                   Paid-in        Accumulated
                                                            --------------------------------
                                                                Shares           Amount             Capital          Deficit
                                                            --------------  ----------------  ----------------  --------------
Balance, April 30, 1999                                          3,389,315  $         33,893  $     24,573,401  $(22,533,482)

Issuance of common stock for cash                                   91,418               914           158,045             -

Issuance of common stock for conversion of debt                     60,407               604           141,352             -

Net loss for the year ended April 30, 2000                               -                 -                 -    (2,171,637)
                                                            --------------  ----------------  ----------------  --------------

Balance, April 30, 2000                                          3,541,140            35,411        24,872,798   (24,705,119)

Issuance of common stock in connection
 with acquisition Animal Town, Inc.                                 77,000               770            12,320             -

Issuance of common stock in payment to
 certain former directors                                          100,000             1,000            21,000             -
Cancellation of common stock pursuant to
 agreement with certain shareholders                               (53,750)             (537)              537             -

Net income for the year ended April 30, 2001
 (restated)                                                              -                 -                 -         8,135
                                                            --------------  ----------------  ----------------  --------------

Balance, April 30, 2001                                          3,664,390  $         36,644  $     24,906,655  $(24,696,984)
                                                            ==============  ================  ================  ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                      For the Years Ended
                                                                                         April 30,
                                                                                  2001                2000
                                                                           -------------------  ------------------
                                                                                (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $            8,135  $       (2,171,637)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                                     269,679              84,100
     Adjustment in valuation of investments                                                  -           2,229,475
     Gain on sale of investments                                                             -            (260,538)
     Common stock issued for service                                                    22,000                   -
     Gain on forgiveness of debt                                                        (2,295)                  -
     Loss on disposal of assets                                                          5,639                   -
     Benefit from conversion of note payable to
      related party into common stock                                                        -             (68,847)
   Changes in assets and liabilities:
     Increase in restricted cash                                                             -           1,000,000
     Decrease in accounts receivable                                                  (136,193)            232,385
     (Increase) decrease in inventories                                                (34,071)                  -
     (Increase) decrease in prepaid expenses                                           (87,196)              3,757
     Decrease in due from related party                                                      -             (93,210)
     Decrease in other assets                                                           57,502             139,189
     Increase (decrease) in accounts payable                                            74,398             (81,908)
     Increase (decrease) in accrued expenses                                            54,313             (88,492)
     Increase (decrease) in deferred revenue                                               400              (5,375)
                                                                            ------------------  ------------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                           232,311             918,899
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                                   -          (1,250,000)
   Purchase of fixed assets                                                             (1,352)             (5,116)
   Gross additions to film costs                                                      (260,872)            (53,704)
   Advance to shareholder                                                              (28,000)                  -
   Sale of investments                                                                       -           1,260,538
                                                                            ------------------  ------------------

   NET CASH USED IN INVESTING ACTIVITIES                                              (290,224)            (48,282)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock                                                                         -             158,959
   Issuance of note payable - related party                                             47,374                   -
   Repayment of notes payable                                                          (20,000)         (1,000,000)
                                                                            ------------------  ------------------ -

   NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                     27,374            (841,041)
                                                                            ------------------  ------------------

NET (DECREASE) INCREASE IN CASH                                                        (30,539)             29,576

CASH AT BEGINNING OF YEAR                                                               85,159              55,583
                                                                            ------------------  ------------------

CASH AT END OF YEAR                                                         $           54,620  $           85,159
                                                                            ==================  ==================

CASH PAID FOR-

   Interest                                                                 $                -  $           66,034
   Taxes                                                                    $            2,020  $            4,727

SCHEDULE OF NON-CASH FINANCING ACTIVITIES -

   Common stock issued for services                                         $           22,000  $                -
   Common stock issued for conversion of debt                               $                -  $          141,956



     The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include those of Kings Road Entertainment, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany items and transactions have been eliminated in consolidation. The wholly-owned subsidiaries include Animal Town, Inc., a California corporation, which was active at April 30, 2001 Kings Road Productions (Europe) GmbH, (a German Corporation), which was active at April 30, 2002, Ticker, Inc., a California corporation, which was inactive at April 30, 2001 and KRTR, Inc., (a New York corporation) which was active at April 30, 2002.

Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting.

Recognition of Revenues - Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

                                                               Months After                Approximate
          Marketplace                                         Initial Release           Release Period
     -----------------------------------------                -----------------         -------------------
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

During the years ended April 30, 2001 and 2000, the Company earned revenue from four significant customers of approximately $1,202,000 (76%) and $445,000 (67%), respectively, from feature film revenues. Revenues from foreign sources were approximately $17,500 and $20,000 in 2001 and 2000, respectively.

The Company records revenue at the time of shipment for sales attributable to the Animal Town mail order catalog and at the time of the theatrical performance for ticket sales associated with theatrical admissions.

Film Development Costs - Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecast method set forth in FASB Statement No. 53 ("FAS 53") is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December, 2000, the Company adopted FASB No. 139 which, in effect, replaced FAS 53. Since the Company has not produced a motion picture since 1995 and in light of the fact that all of the Company's previously produced motion picture films have been fully amortized, the adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations. In addition, costs related to film development projects which are abandoned or sold before being produced are charged to overhead in the year that event occurs.

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

Concentration of Credit Risk - The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2001, none of the Company's accounts receivable were from foreign distributors.

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

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements - The Company has adopted SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations. There were no items of comprehensive income for the years ended April 30, 2001 and 2000. The Company operated in two business segments at April 30, 2001, consisting of (1) the development, production and distribution of feature length motion pictures and (2) a children's mail order catalog operation.

Basic and Fully Diluted Loss Per Share - During the year ended April 30, 1998, the Company implemented SFAS No. 128, Earnings (Loss) Per Share, which provides for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per share were 175,000 at April 30, 2001 and 2000, respectively.

Reclassification - Certain amounts for the year ended April 30, 2000 have been reclassified to conform to the presentation of the April 30, 2001 amounts. The reclassifications had no effect on the consolidated statements of operations.

NOTE B - FILM DEVELOPMENT COSTS

Film development costs consist of:

                                                                  April 30, 2001
                                                                  -------------
                  Released films, less amortization               $          -
                  Films in production                                        -
                  Projects in development                              126,317
                                                                  -------------

                                                                  $    126,317
                                                                  =============

No interest or overhead was capitalized to film costs during the fiscal years ended April 30, 2001 and 2000, as no new motion pictures were produced during those periods.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE C - INVESTMENTS

In September 1993, the Company entered into an agreement ("Agreement") with another corporation ("Limited Partner") wherein a limited partnership ("Partnership") was formed for the purpose of producing and distributing one theatrical motion picture ("Picture") at a cost of approximately $3,000,000. The Company is the general partner and owns 50% of the Partnership. Revenue generated by the Picture, after deduction of distribution expenses, is disbursed equally to the Company and the Limited Partner. For financial reporting purposes, the Company's contributions to the Picture, in addition to certain capitalized overhead and interest expenses, are included in film costs. Revenue from the Partnership is recognized when received and the Company's contributions to the Picture are amortized according to the individual film forecast method described in Note A. During the years ended April 30, 2001 and 2000, the Company received approximately $ 102,000 from the Partnership.

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

The Company evaluated the recoverability of its investment in Immediate and recorded a valuation allowance of $ 1,794,926 during the year ended April 30, 2000, reducing the remaining carrying value of this investment to $ 0. The Company does not believe it will recover any portion of its investment in Immediate. Mr. Berresheim, the Company's Chairman and Chief Executive Officer, was formerly an officer and director of Immediate and continues to be a significant shareholder of Immediate.

On May 12, 1999, the Company purchased approximately 19% of the then outstanding common stock of Star TV AG ("Star") through the Company's wholly owned subsidiary, Orwell Properties, Inc. On February 15, 2000, the Company sold its investment in Star back to Star for (i) cash proceeds of $1,000,000 and (ii) extinguishment of the Star Loan and related accrued interest. The cash proceeds were used to repay the Convertible Note. See Note E - Notes Payable.

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

NOTE D - FIXED ASSETS

Fixed assets consist of:

                                                                 April 30, 2001
                                                                ----------------
                  Office equipment                              $         7,345
                  Accumulated depreciation                               (4,782)
                                                                ----------------

                                                                $         2,563
                                                                ================

NOTE E - NOTES PAYABLE

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

On May 17, 1999, the Company entered into a Loan Agreement with Star TV whereby the Company borrowed $250,000 from Star ("Star Loan") bearing interest at 6% per annum. On February 15, 2000, the Star Loan was extinguished as part of the Company's sale of its investment in Star. See Note C - Investments.

NOTE F - COMMON STOCK

On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalog company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired Animal Town in exchange for $12,000 in cash, the issuance of a note payable to the seller of the common stock in the amount of $39,000 and the issuance of 77,000 shares of the Company's common stock pursuant to a debt-for-equity exchange that commenced subsequent to the closing of the acquisition and was completed on January 29, 2001.

In April, 2001, the Company authorized the issuance of 100,000 shares of common stock, at the prevailing market value, to two former directors of the Company. Accordingly, the Company recorded compensation expense in the amount of $17,000 during the year ended April 30, 2001 relating to the issuance of these shares. See Note L - Related Party Transactions.

During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate or entities affiliated with Immediate. See Note L - Related Party Transactions.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations in accounting for its employee stock options since the alternative fair value accounting provided for under No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE H - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:

                                                   2001               2000
                                              ---------------  -----------------

    Computed expected tax at statutory rate   $     (38,185)   $      (702,430)
    State and local taxes                             2,020              5,394
    Foreign taxes                                         -                133
    Valuation allowance                             (38,185)           702,430
                                              ---------------  -----------------
                                              $         2,020  $         5,527
                                              ===============  =================

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $14,931,000 (expiring between 2002 and 2014) to potentially offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenues and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                April 30, 2001
                                                                ---------------
             Valuation allowances                               $    2,436,000
             Net operating loss carryforwards                        5,972,400
                                                                ---------------

                                                                     8,408,400
             Valuation allowance                                    (8,408,400)
                                                                ---------------
                                                                $            -
                                                                ===============

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE H - INCOME TAXES (CONTINUED)

A valuation allowance of $8,408,400 has been recorded to offset the net deferred tax assets due to the uncertainty of realizing the benefits of the tax assets in the future. In addition, as a result of a change in control of the Company during the year ended April 30, 1999, Internal Revenue Code Section 382 significantly limits the Company's ability to utilize its net operating loss carryforwards. As a result of this limitation, the Company expects that a significant amount of its net operating loss carryforwards incurred prior to the change in control will expire prior to their utilization by the Company.

NOTE I - SEGMENT INFORMATION

The Company's two reportable segments are distinct business areas that are managed separately and offer different products. The Company's operating segments consist of (1) entertainment products and (2) a children's mail order catalog operation. The entertainment products include the development, production and distribution of feature length motion pictures and live theatrical performances. The children's mail order catalog operation consists solely of the distribution of the Animal Town catalog.

The following table presents segment information for the years ended April 30, 2001 and 2000:

                                                2001               2000
                                         ------------------  -----------------
                                            (Restated)
        Revenues:
           Entertainment products        $     1,920,968     $        659,941
           Mail order catalog                    560,169                    -
                                         ------------------  -----------------
        Total Revenues                   $     2,481,137     $        659,941
                                         ==================  =================

        Net Income (Loss):
           Entertainment products        $       261,060     $    (2,171,637)
           Mail order catalog                   (252,925)                 -
                                         ------------------  -----------------
        Total Net Loss                   $         8,135     $    (2,171,637)
                                         ==================  =================

The Company's assets are not allocated on a segment basis.

NOTE J - COMMITMENTS

The Company leases approximately 500 square feet of office space and various film element and general storage space on a month-to-month basis. Rent expense for the Company's office and storage space was $30,748 and $36,262 in 2001 and 2000, respectively.

NOTE K - LITIGATION

In the ordinary course of business, the Company has or may become involved in disputes or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE L - RELATED PARTY TRANSACTIONS

At April 30, 2000 an aggregate of approximately $240,000 was due to the Company from Immediate. In order to repay these advances, the Company reached an agreement with Immediate whereby Immediate transferred to the Company ownership to a certain film project being developed by Immediate. The basis for determining the value of this project was the historical costs paid by Immediate for development of the project that subsequently reduces, on a dollar-for-dollar basis, amounts due from Immediate. The Company has recorded a writedown of approximately $185,000 to reflect the difference between the historical cost for the project and the amount due to the Company from Immediate. Mr. Berresheim, the Company's Chairman and Chief Executive Officer, was formerly an officer and director of Immediate and continues to be a significant shareholder of Immediate. See Note C - Investments.

During the year ended April 30, 2001, the Company cancelled the issuance of 53,750 shares of its common stock to certain related parties, pursuant to an agreement, in exchange for the satisfaction of obligations due the Company from Immediate or entities affiliated with Immediate. See Note F - Common Stock.

In April, 2001, the Company authorized the issuance of 100,000 shares of common stock, at the prevailing market value, to two former directors of the Company. Accordingly, the Company recorded compensation expense in the amount of $17,000 during the year ended April 30, 2001 relating to the issuance of these shares. See Note F - Common Stock.

In March, 2001, the Company authorized the payment of $18,125 to a former director of the Company for services rendered and accordingly, recorded the payment as compensation expense during the year ended April 30, 2001.

In January 2001, the Company purchased a new subsidiary, Kings Road Productions (Europe) GmbH. The majority owner of the new subsidiary that was purchased is a shareholder and former director of the Company. The subsidiary was purchased with $10,000 cash and a note for $47,374 that is due to the shareholder of the Company. In January of 2001, the Company advanced this shareholder $28,000.

              KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE M - CORRECTION OF ERROR

Subsequent to the original issuance of the April 30, 2001 consolidated financial statements, the Company determined that revenue was not properly recognized along with associated costs primarily related to residual obligations. The Company also accounted for the acquisition of a new subsidiary incorrectly. Correction of these errors had the following effect on the previously reported Assets, Liabilities and Net Loss as of and for the year ended April 30, 2001 and has an equal overstatement of the retained deficit as of April 30, 2001.

                                  Originally       As
                                   Reported      Restated          Difference
                                -----------------------------------------------
        Cash                    $     54,477     $  54,620       $     143  (2)
        Accounts receivable           52,890       220,276         167,386  (1)
        Prepaid expenses              49,631        99,673          50,042  (2)
        Other assets                       -           148             148  (2)
        Advance to shareholder             -        28,000          28,000  (2)
        Accounts payable             203,369       261,171          56,477  (1)
                                                                     1,325  (2)
        Accrued expenses              56,373        57,473           1,100  (2)
        Related Party Payable              -        47,374          47,374  (2)
        Net income (loss)           (131,308)        8,135         110,909  (1)
                                                                    28,534  (2)
        Loss per share          $      (0.04)    $    0.00       $  (0.04)  (3)

     (1) Relates to the proper recognition of revenue and costs associated with residual obligations.

     (2) Relates to the proper recording of the acquisition of the Company's new subsidiary, Kings Road Productions (Europe) GmbH.

     (3)  Loss per share decreased by $0.04 per share.