Form 10QSB/A
period 2001-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-08-14
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 Form 10-QSB/A-1
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



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

     YES [X] NO [__]


     As of October 18, 2001, the Registrant had 3,664,390 shares of its common stock outstanding.


     Transitional Small Business Disclosure Format: YES [__] NO [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                                  AS OF
                                                                                              JULY 31, 2001
                                                                                          ----------------------
                                                                                                (Restated)
     CURRENT ASSETS
        Cash                                                                                          $   13,629
        Inventory                                                                                         22,709
        Accounts Receivable                                                                              247,493
        Prepaid Expenses                                                                                  44,229
                                                                                             -------------------
            Total Current Assets                                                                         328,060
                                                                                             -------------------
     FIXED ASSETS, NET                                                                                     2,205
                                                                                             -------------------
     OTHER ASSETS
        Film Development Costs, net                                                                      143,693
      Other Assets                                                                                           148
        Advance to shareholder                                                                            28,000
                                                                                             -------------------
            Total Other Assets                                                                           171,841
                                                                                             -------------------
     TOTAL ASSETS                                                                                     $  502,106
                                                                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Note Payable                                                                                  $   19,000
        Accounts Payable                                                                                 207,727
        Accrued Expenses                                                                                 168,975
        Deferred Revenue                                                                                  17,241
        Related Party Payable                                                                             47,374
                                                                                             -------------------
            Total Current Liabilities                                                                    460,317

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
        Common Stock, $.01 par value, 12,000,000 shares
           authorized, 3,664,390 shares issued and outstanding                                            36,644
        Additional Paid-In Capital                                                                    24,906,655
        Deficit                                                                                     (24,901,510)
                                                                                             -------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                      41,789
                                                                                             -------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  502,106
                                                                                                     ===========


The accompanying notes are an integral part of these consolidated financial statements.


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    THREE MONTHS
                                                                                                    ENDED JULY 31,
                                                                                              2001               2000

                                                                                         --------------- -----------------
                                                                                            (Restated)
REVENUES
  Feature Films                                                                               $ 162,962           $ 692,565
                                                                                         ---------------- -----------------
                                                                                                162,962             692,565

COSTS AND EXPENSES
  Costs Related to Revenue                                                                            -             225,693
  Selling Expenses                                                                                5,534              35,585
  General & Administrative Expenses                                                             316,105             156,648
                                                                                         ----------------------------------
                                                                                                322,639             417,926
                                                                                         ----------------------------------
  OPERATING (LOSS) INCOME                                                                     (158,677)             274,639

OTHER INCOME (EXPENSE)
  Interest Income                                                                                    38               5,778
  Interest Expense                                                                                (339)                   -
  Other Income                                                                                    2,483                   -
                                                                                         ---------------- -----------------
                                                                                                  2,182               5,778

                                                                                         --------------------------------
(LOSS) INCOME BEFORE DISCONTINUED
OPERATIONS                                                                                    (156,495)             280,417

LOSS FROM DISCONTINUED
OPERATIONS                                                                                     (48,031)                   -
                                                                                         ----------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                                                             (204,526)             280,417

   Provision for Income Taxes                                                                         -               1,600
                                                                                         ----------------------------------
NET (LOSS) INCOME                                                                           $ (204,526)           $ 278,817
                                                                                             ==========          ==========

Net (Loss) Income Per Share - Basic                                                          $   (0.06)            $   0.08
and Diluted                                                                                  ==========          ==========

Weighted Average Number of Common
shares - Basic and Diluted                                                                    3,664,390           3,541,140
                                                                                             ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             FOR THE THREE MONTHS
                                                                                                ENDED JULY 31,
                                                                                    2001                  2000
                                                                             ------------------- -------------------
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                                              $ (204,526)         $  278,817
     Adjustments to reconcile Net (Loss) Income to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                                     358            227,020
          Impairment of Goodwill                                                         67,965                  -
     Changes in Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable                                   (27,217)              1,210
          Decrease in Inventory                                                          11,362                  -
          (Increase) in Note Receivable                                                       -           (31,500)
          Decrease in Prepaid Expenses                                                   55,444              2,250
          Increase in Accounts Payable                                                 (53,444)             27,902
          Increase in Accrued Expenses                                                  111,502                  -
          Increase in Deferred Revenue                                                   14,941              8,030
                                                                             ------------------- -------------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                       (23,615)            513,729

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Marketable Securities                                                       -          (300,440)
     Gross Additions to Film Development Costs                                         (17,376)          (139,143)
     Purchase of Other Investments                                                            -            (4,500)
     Disposal of Fixed Assets                                                                 -              3,638
                                                                             ------------------- -------------------
     NET CASH USED IN INVESTING ACTIVITIES                                             (17,376)          (440,445)

CASH FLOWS FROM FINANCING ACTIVITIES:

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                -                  -
                                                                             ------------------- -------------------
NET (DECREASE) INCREASE IN CASH                                                        (40,991)             73,284

CASH AT BEGINNING OF PERIOD                                                              54,620             85,159
                                                                             ------------------- -------------------
CASH AT END OF PERIOD                                                                $   13,629         $  158,443
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2001 and the results of operations and cash flows for the three month periods ended July 31, 2001 and 2000, respectively, have been included.

The results of operations for the three month period ended July 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ended April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2001.

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

NOTE B - FILM DEVELOPMENT COSTS

Film development costs consist of film script projects actively in development at July 31, 2001. No interest or overhead was capitalized to film development costs during the three month periods ended July 31, 2001 and 2000, as no new motion pictures were produced during those periods.

NOTE C - NOTES PAYABLE

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


NOTE D - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                                                    Three Months                Three Months
                                                                        Ended                     Ended
                                                                    July 31, 2001              July 31, 2000
                                                                    -------------              -------------
        Computed Expected Tax (Benefit) at                          $ (77,296)                 $  95,342
           Statutory Rate                                                   -                      1,600
         State and Local Taxes
         Valuation Allowance                                           77,296                    (95,342)
                                                                    ------------               -------------
                                                                    $     -                    $  1,600
                                                                    ============               =============


For federal income tax purposes, the Company has available investment tax credits of approximately $2,166,000 after being reduced by 35% as a result of the Tax Reform Act of 1986 (expiring through 2002) and net operating loss carryforwards of approximately $19,496,000 (expiring between 2001 and 2016) to offset future income tax liabilities.

Deferred tax assets result from temporary differences between financial and tax accounting in the recognition of revenue and expenses. Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                                                        At
                                                                                  July 31, 2001
                                                                                ---------------
                Valuation Allowances                                                 $ 2,436,000
                Net Operating Loss Carryforwards                                       6,210,000
                Investment Tax Credit Carryforwards                                    2,166,000
                Foreign Tax Credit Carryforwards                                         400,000
                                                                                ----------------
                                                                                      11,212,000
                Valuation Allowance                                                  (11,212,000)
                                                                                -----------------
                                                                                $              -
                                                                                ================

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - DISCONTINUED OPERATIONS

In August 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town's operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of October 31, 2000, Animal Town's operations have been classified as discontinued and have been segregated from the Company's viable operations. At the date of discontinuance, Animal Town had assets totaling $12,770 and liabilities of $57,329.

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.

No amounts have been reflected during the three months ended July 31, 2000 since Animal Town was not acquired until August 2000.


                                                                       THREE MONTHS
                                                                      ENDED JULY 31,
                                                                   2001           2000
                                                                -----------        ----------
REVENUES
   Catalog Sales                                                  $ 36,943         $     -
   Theatrical Admissions                                                 -               -
                                                                -----------        ----------
                                                                    36,943               -

COSTS AND EXPENSES
  Costs Related to Revenue                                          29,852               -
  General & Administrative Expenses                                 55,122               -
                                                                -----------        ----------
                                                                    84,972               -
                                                                -----------        ----------
  NET LOSS FROM DISCONTINUED
  OPERATIONS                                                    $ (48,031)         $     -
                                                                ===========        ==========


NOTE F - LITIGATION AND CONSEQUENCES

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - CORRECTION OF ERROR

Subsequent to the original issuance of the July 31, 2001 consolidated financial statements, the Company determined that revenue was not properly recognized along with associated costs primarily related to residual obligations. The Company also incorrectly accounted for the consolidation of a subsidiary. Correction of these errors had the following effect on the previously reported Assets, Liabilities and Net Loss as of and for the three months ended July 31, 2001 and has an equal understatement of the retained deficit as of July 31, 2001.


                                                         Originally                  As
                                                          Reported              Restated          Difference
                                                      ------------------    ------------------  -----------------
               Cash                                   $        13,486       $     13,629         $       143  (2)
               Accounts receivable                             67,346            247,493             180,147  (1)
               Prepaid expenses                                 6,698             44,229              37,531  (2)
               Other assets                                         -                148                 148  (2)
               Advance to shareholder                               -             28,000              28,000  (2)
               Goodwill                                        52,090                  -              52,090  (3)
               Accounts payable                               256,631            207,727             (50,229) (1)
                                                                                                       1,325  (2)
               Accrued expenses                                65,502            168,975             102,373  (1)
                                                                                                       1,100  (2)
               Related party payable                                -             47,374              47,374  (2)
               Accumulated deficit                         24,993,446         24,902,510            (100,739) (1)
                                                                                                       9,803  (2)
               Net loss                                      (157,019)          (204,526)            (17,093) (1)
                                                                                                      12,510  (2)
                                                                                                      52,090  (3)
               Loss per share                         $         (0.04)      $      (0.06)        $     (0.02) (4)


     (1) Relates to the proper recognition of revenue and related receivables along with costs associated with related residual obligations for the year ended April 30, 2001 and the three months ended July 31, 2001.

     (2) Relates to the proper consolidation of the Company's subsidiary, Kings Road Productions (Europe) GmbH.

     (3) Relates to the proper impairment of goodwill for discontinued operations.

     (4)  Loss per share increased by $0.02 per share.

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


Results of Operations

     For the quarters ended July 31, 2001 and 2000, feature film revenues were approximately $163,000 and $693,000, respectively, a decrease of approximately $530,000. The substantial decrease in feature film revenues was attributable to
(1) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company, for approximately $243,000, during the quarter ended July 31, 2000 and for which there were no comparable sales during the quarter ended July 31, 2001 and (2) decreased domestic and foreign distribution revenues from feature films in the Company's film library. Revenues derived from merchandising sales of the Animal Town children's catalog were approximately $37,000 and $0 for the quarters ended July 31, 2001 and 2000, respectively, the increase totally attributable to the Company's acquisition of Animal Town on August 31, 2000 and for which there were no comparable revenues during the quarter ended July 31, 2000. The Company is presently evaluating the Animal Town catalog operation, which may include a substantial reduction, total cessation or sale of the operation. The Company expects revenues from merchandise sales to substantially decline. Interest income decreased to $38 for the quarter ended July 31, 2001 compared to approximately $5,800 for the quarter ended July 31, 2000, reflecting a decrease in cash and marketable securities held during the quarter ended July 31, 2001.

     Costs related to sales were approximately $-0- and $226,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable decrease resulted primarily from the amortization of costs related to "Ticker". Selling costs were approximately $6,000 and $36,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable decrease resulted primarily from a reduction in commissions payable to the Company's sales agents handling domestic and foreign distribution of the Company's film library.

     General and administrative costs were approximately $316,000 and $157,000 for the quarters ended July 31, 2001 and 2000, respectively. The comparable increase resulted primarily from initial operating costs and expenses associated with the Animal Town catalog, which the Company acquired on August 31, 2000 and for which there were no comparable costs and expenses during the quarter ended July 31, 2000. The Company expects to reduce its general and administrative costs as it evaluates an alternative plan of operation for the Animal Town catalog. Interest expense was approximately $300 for the quarter ended July 31, 2001 and was attributable to a note payable issued by the Company on August 31, 2000 in connection with the acquisition of Animal Town. During the quarter ended July 31, 2000, the Company had no interest expense.

     The Company had a net loss of approximately $205,000 for the quarter ended July 31, 2001 compared to net income of $279,000 for the quarter ended July 31, 2000. The substantial decrease in net income resulted primarily from (i) significantly decreased revenues during the quarter ended July 31, 2001, as discussed in detail above, and (ii) an increase in general and administrative costs attributable to initial operating costs and expenses associated with the Animal Town catalog. During the quarters ended July 31, 2001 and 2000, the Company had no significant provisions for income taxes.


 Liquidity and Capital Resources

     The Company's principal source of working capital during the three month period ended July 31, 2001 was motion picture licensing income and merchandise product sales from its catalog operation. The Company continues to invest in the development of motion picture film projects, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed film projects, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain its ongoing operations.

     For the quarter ended July 31, 2001, the Company's net cash flow used in operating activities was approximately $24,000 compared to net cash flow provided by operating activities of approximately $514,000 for the quarter ended July 31, 2000. The resulting decrease was principally attributable to the substantial decrease in reported net income and principally accounted for the significant reduction in net cash used in investing activities from approximately $440,000 during the quarter ended July 31, 2000 to approximately $17,000 during the quarter ended July 31, 2001. At July 31, 2001 and 2000, the Company had cash of approximately $14,000 and $158,000, respectively.

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

Item 3 - Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

     3.1  Restated Certificate of Incorporation of Registrant. (1)
     3.2  Bylaws of Registrant. (2)
     10.1 1998 Stock Option Plan (1)
     21   Subsidiaries of Registrant (3)
     99.1** Section 302 certification by the Chief Executive Officer 99.2** Section 302 certification by the Chief Financial Officer 99.3** Section 906 certification

          ---------------

          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.

          (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001.

          **   Filed Herewith

(b)  Forms 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KINGS ROAD ENTERTAINMENT, INC.


Date:  August 14, 2003                          /S/ Geraldine Blecker
                                                -------------------------------
                                                By: Geraldine Blecker
                                                Its:  Chief Executive Officer


Date:  August 13, 2004                          /S/ H. Martin DeFrank
                                                -------------------------------
                                                By: H. Martin DeFrank
                                                Its:  Chief Financial Officer