Form 10QSB/A
period 2001-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-08-14
CIK 773588

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


     Transitional Small Business Disclosure Format: YES [X] NO [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                                  AS OF
                                                                                              OCT. 31, 2001
                                                                                          ----------------------
                                                                                                (Restated)
     CURRENT ASSETS
        Cash                                                                                          $   67,141
        Accounts Receivable                                                                              101,599
        Prepaid expenses                                                                                  25,021
                                                                                             -------------------
            Total Current Assets                                                                         193,761
                                                                                             -------------------
     FIXED ASSETS, NET                                                                                     1,848
                                                                                             -------------------
     OTHER ASSETS
        Film Development Costs, net                                                                      146,923
      Other Assets                                                                                           148
        Advance to shareholder                                                                            28,000
                                                                                             -------------------
            Total Other Assets                                                                           175,071
                                                                                             -------------------
     TOTAL ASSETS                                                                                     $  370,680
                                                                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts Payable                                                                              $  256,289
        Note Payable                                                                                      19,000
        Related Party Payable                                                                             47,374
        Accrued Expenses                                                                                 145,117
        Deferred Revenue                                                                                   2,300
                                                                                             -------------------
            Total Current Liabilities                                                                    470,080
                                                                                             -------------------
     TOTAL LIABILITIES                                                                                   470,080
                                                                                             -------------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
        Common Stock, $.01 par value, 12,000,000 shares
           authorized, 3,664,390 shares issued and outstanding                                            36,644
        Additional Paid-In Capital                                                                    24,906,655
        Deficit                                                                                     (25,042,699)
                                                                                             -------------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (99,400)
                                                                                             -------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $  370,680
                                                                                                     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS                          SIX MONTHS
                                                              ENDED OCT. 31,                       ENDED OCT. 31,
                                                          2001             2000               2001             2000

                                                     ---------------------------------   ---------------------------------
                                                       (Restated)                          (Restated)
REVENUES
  Feature Films                                            $  61,962        $ 278,701          $ 224,654        $ 971,266
  Theatrical Admissions                                            -           11,295                  -           11,295
                                                     ---------------------------------   ---------------------------------
                                                              61,962          289,996            224,654          982,561

COSTS AND EXPENSES
  Costs Related to Revenue                                         -           40,498                  -          266,191
  Selling Expenses                                             5,500                -             11,034           35,585
  General & Administrative Expenses                          172,627          168,282            489,732          324,931
                                                     ---------------------------------   ---------------------------------
                                                             178,127          208,780            500,766          626,707
                                                     ---------------------------------   ---------------------------------
  OPERATING (LOSS)/PROFIT                                  (116,165)           81,216           (276,112)         355,854


OTHER INCOME/(EXPENSE)
  Other Income                                                     -                -              2,484               -
  Interest Expense                                             (339)            (566)              (678)            (566)
  Interest Income                                                  -            1,890                 38            7,668
  Gain From Cancellation of Indebtedness                           -          126,313                  -          126,313
                                                     ---------------------------------   ---------------------------------
                                                               (339)          127,637              1,844          133,415
                                                     ---------------------------------   ---------------------------------
  (LOSS)/INCOME BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                              (116,504)          208,853          (274,268)          489,269

Loss from Discontinued Operations                             23,416          105,966             71,447          105,966
                                                     ---------------------------------   ---------------------------------
  (LOSS) INCOME BEFORE INCOME TAXES                        (139,920)          102,887          (345,715)          383,303

Provision for Income Taxes                                         -                -                  -            1,600
                                                     ---------------------------------   ----------------------------------
  NET (LOSS)/INCOME                                      $ (139,920)        $ 102,887        $ (345,715)        $ 381,703
                                                          ==========       ==========         ==========       ==========

  Net (Loss)/Income Per Share - Basic
  And Diluted                                             $   (0.04)         $   0.03         $   (0.09)         $   0.11
                                                          ==========       ==========         ==========       ==========

  Weighted Average Number of Common
  Shares - Basic and Diluted                               3,664,390        3,487,390          3,664,390        3,487,390
                                                          ==========       ==========         ==========       ==========



 The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     FOR THE SIX MONTHS
                                                                                      ENDED OCTOBER 31,
                                                                                   2001                2000
                                                                             --------------------------------------
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                                             $ (345,715)          $  381,703
     Adjustments to reconcile Net (Loss)/Income to Net Cash
     Provided by Operating Activities:
          Depreciation and Amortization                                                    715              59,785
          Impairment of Goodwill                                                        67,965                   -
          Gain from Cancellation of Indebtedness                                             -           (126,313)
     Changes in Assets and Liabilities:
          Decrease/(Increase) in Accounts Receivable                                   118,677           (177,328)
          Decrease/(Increase) in Inventory                                              34,071           (203,607)
          Decrease/(Increase) in Prepaid Expenses                                       74,652           (348,554)
          Increase in Security Deposits                                                      -            (28,384)
          Increase in Other Assets                                                           -               (446)
          Increase (Decrease) in Accounts Payable                                      (4,882)             464,994
          Decrease in Accrued Expenses                                                  87,644                   -
          Decrease in Deferred Revenue                                                       -             (1,062)
                                                                             --------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          33,127              20,788

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Other Investments                                                          -            (51,000)
     Additions to Film Development Costs                                              (20,606)                   -
     Theater Production Costs                                                                -            (43,165)
     Disposal of Fixed Assets                                                                -               4,058
                                                                             --------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                            (20,606)            (90,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Note                                                                        -              39,000
                                                                             --------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                               -              39,000
                                                                             --------------------------------------
NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                        12,521            (30,319)

CASH AT BEGINNING OF PERIOD                                                             54,620              85,159
                                                                             --------------------------------------
CASH AT END OF PERIOD                                                               $   67,141          $   54,840
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2001 and the results of its operations and cash flows for the six month periods ended October 31, 2001 and 2000 have been included.

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


NOTE C - NOTES PAYABLE

In connection with the acquisition of Animal Town, Inc. ("Animal Town") on August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The outstanding balance of the note at October 31, 2001 was $20,470 consisting of principal of $19,000 plus accrued and unpaid interest of $1,470. The parties have agreed to extension of the maturity date of the note to November 30, 2001.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                                                  Six Months Ended          Six Months Ended
                                                                   Oct. 31, 2001              Oct. 31, 2000
                                                                   -------------              -------------
           Computed Expected Tax at Statutory Rate                    $(117,543)               $ 129,7811
           State and Local Taxes                                              -                     1,600
           Valuation Allowance                                          117,543                  (129,781)
                                                                   -------------               ------------
                                                                      $       -                $    1,600
                                                                   =============               ============

For federal income tax purposes, the Company has available net operating loss carryforwards to offset current and future income tax liabilities.


NOTE E - LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company has or may become involved in disputes or litigation. On the basis of information available to it, management believes such contingencies will not have a materially adverse effect on the Company's financial position or results of operations.

NOTE F - DISCONTINUED OPERATIONS

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



NOTE F - DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town and the Play. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.


                                                               THREE MONTHS                          SIX MONTHS
                                                              ENDED OCT. 31,                       ENDED OCT. 31,
                                                          2001             2000               2001             2000

                                                     ---------------------------------   ---------------------------------
REVENUES
   Catalog Sales                                           $  22,349        $  92,750          $  59,292        $  92,750
                                                     ---------------------------------   ---------------------------------
                                                              22,349           92,750             59,292           92,750

COSTS AND EXPENSES
  Costs Related to Revenue                                     9,685          124,718             39,537          124,718
  General & Administrative Expenses                           36,080           73,998             91,202           73,998
                                                     ---------------------------------   ---------------------------------
                                                              45,765          198,716            130,739          198,716
                                                     ---------------------------------   ---------------------------------
  NET LOSS FROM DISCONTINUED
  OPERATIONS                                              $ (23,416)      $ (105,966)       $    (71,447)       $(105,966)
                                                          ==========       ==========         ==========       ==========


NOTE G - CORRECTION OF ERROR

Subsequent to the original issuance of the October 31, 2001 consolidated financial statements, the Company determined that revenue was not properly recognized along with associated costs primarily related to residual obligations. The Company also incorrectly accounted for the consolidation of a subsidiary. Correction of these errors had the following effect on the previously reported Assets, Liabilities and Net Loss as of and for the six months ended October 31, 2001 and has an equal understatement of the retained deficit as of October 31, 2001.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - CORRECTION OF ERROR (CONTINUED)


                                                         Originally                  As
                                                          Reported              Restated          Difference
                                                    -------------------    ------------------  -----------------
               Cash                                 $          66,998      $      67,141       $         143  (2)
               Accounts receivable                                  -            101,599             101,599  (1)
               Prepaid expenses                                     -             25,021              25,021  (2)
               Other assets                                         -                148                 148  (2)
               Advance to shareholder                               -             28,000              28,000  (2)
               Accounts payable                               262,804            256,289              (7,840) (1)
                                                                                                       1,325  (2)
               Accrued expenses                                19,433            145,117             124,584  (1)
                                                                                                       1,100  (2)
               Related party payable                                -             47,374              47,374  (2)
               Reserve for discontinued
                 operations                                    50,000                  -              50,000  (3)
               Accumulated deficit                         25,048,079         25,042,699             (15,183) (1)
                                                                                                       9,803  (2)
               Net loss                                      (244,641)          (345,715)            126,053  (1)
                                                                                                      21,508  (2)
                                                                                                     (50,000) (3)
               Loss per share                       $           (0.07)     $       (0.10)      $       (0.03) (4)

     (1) Relates to the proper recognition of revenue and related receivables along with costs associated with related residual obligations for the year ended April 30, 2001 and the six months ended October 31, 2001.

     (2) Relates to the proper consolidation of the Company's subsidiary, Kings Road Productions (Europe) GmbH.

     (3)  Relates to the proper accounting for discontinued operations.

     (4)  Loss per share increased by $0.03 per share.

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

     On August 31, 2000, the Company completed the acquisition of the common stock of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for a combination of approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company's common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to then existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. Due to recurring operating losses since the Company's acquisition of Animal Town and current market conditions, the Company has discontinued the operations of Animal Town.

Results of Operations

The Three Months Ended October 31, 2001 vs. the Three Months Ended October 31, 2000

     For the quarter ended October 31, 2001, feature film revenues were $61,962 as compared to $278,701 for the quarter ended October 31, 2000. The decrease of $212,120 results primarily from lower overall royalties on the Company's feature film library. The Company also has $11,295 of revenue from Theatrical admissions for the three months ended October 31, 2000 and $-0- for the three months ended October 31, 2001.

     Costs and expenses decreased to $178,127 for the quarter ended October 31, 2001 as compared to $208,780 during the quarter ended October 31, 2000. This decrease of $30,653 results primarily from lower film cost amortization (the Company has fully amortized the costs related to its film library) partially offset by increased salaries and professional fees expenses.

     During the quarter ended October 31, 2000, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company's investment in Immediate Entertainment Group ("Immediate").

     The Company's loss from discontinued operations, principally Animal Town, decreased to $23,416 during the quarter ended October 31, 2001 as compared to $105,966 during the quarter ended October 31, 2000. This decrease results primarily from the significantly reduced operations of Animal Town during the quarter ended October 31, 2001 as compared to the same period last year.

     The Company had a net loss of $139,920 for the quarter ended October 31, 2001 compared to net income of $102,887 for the quarter ended October 31, 2000. This decrease in net income resulted primarily from the gain of $126,313 from the cancellation of certain indebtedness relating to the Company's investment in Immediate during the quarter ended October 31, 2000. During the quarters ended October 31, 2001 and 2000, the Company had no provision for income taxes.

The Six Months Ended October 31, 2001 vs. the Six Months Ended October 31, 2000

     For the six months ended October 31, 2001, feature film revenues were $224,654 as compared to $971,266 for the six months ended October 31, 2000. The decrease of increase of $746,612 principally related to (i) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company during the six months ended October 31, 2000 and (ii) decreased domestic and foreign distribution revenues from feature films in the Company's film library during the six months ended October 31, 2001. The Company also has $11,295 of revenue from Theatrical admissions for the six months ended October 31, 2000 and $-0- for the six months ended October 31, 2001.

     Costs related to revenue were $0 for the six months ended October 31, 2001 as compared to $266,191 during the six months ended October 31, 2000 reflecting the full amortization of costs associated with the Company film library. Selling expenses decreased to $11,034 during the six months ended October 31, 2001 as compared to $35,585 during the six months ended October 31, 2000 reflecting the significant decrease in the Company's revenues. General and administrative costs increased to $489,732 for the six months ended October 31, 2001 from $324,931 for the six months ended October 31, 2000. The increase resulted principally from increased professional fees partially offset by decreased salaries and insurance expenses.

     Interest income decreased significantly to $38 for the six months ended October 31, 2001 versus $7,668 for the six months ended October 31, 2000 reflecting a decrease in cash and cash equivalents held during the respective periods.

     During the six months ended October 31, 2001, the Company recorded an expense of $67,965 related to the impairment of goodwill in connection with the Company's acquisition of Animal Town. During the six months ended October 31, 2000, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company's investment in Immediate Entertainment Group ("Immediate").

     The Company's loss from discontinued operations, decreased to $71,447 during the six months ended October 31, 2001 as compared to $105,966 during the quarter ended October 31, 2000. This decrease results primarily from the significantly reduced operations of Animal Town during the six months ended October 31, 2001 as compared to the same period last year.

     The Company had a net loss of $345,715 for the six months ended October 31, 2001 as compared to net income of $381,703 for the six months ended October 31, 2000. The decrease in net income resulted primarily from (i) significantly decreased revenues during the six months ended October 31, 2001, as discussed above, (ii) the expense of $67,965 related to the impairment of good will in connection with the Company's acquisition of Animal Town and (iii) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the six months ended October 31, 2000, for which there was no comparable gain during the six months ended October 31, 2001. During the six months ended October 31, 2001 and 2000, the Company had no significant provision for income taxes.

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

     For the six months ended October 31, 2001, the Company's net cash flow provided by operating activities was $33,127 compared to net cash flow of $20,788 for the comparable six month prior year period. At October 31, 2001, the Company had cash of $67,141 as compared to $54,840 at October 31, 2000.

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

     Sensory Lighting and Sound, Inc. v. Kings Road Entertainment Inc., et al.
     ------------------------------------------------------------------------

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

     Kennetch Kolsbunn v. Kings Road Entertainment, Inc.
     --------------------------------------------------

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

          99.3** Section 906 certification
         -------------

          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.

          (2) Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1988.

          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001

          **   Filed Herewith

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