Form 10QSB/A
period 2002-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-08-14
CIK 773588

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

     YES [X] NO [_]


     As of March 15, 2002, the Registrant had 3,664,390 shares of its common stock outstanding.


     Transitional Small Business Disclosure Format: YES [_] NO [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                  AS OF
                                                                                              JAN. 31, 2002
                                                                                          ----------------------
                                                                                                (Restated)
     CURRENT ASSETS
        Cash                                                                                          $   85,036
        Accounts receivable                                                                               79,740
                                                                                             -------------------
            Total Current Assets                                                                         164,776
                                                                                             -------------------
     FIXED ASSETS, NET                                                                                     1,491
                                                                                             -------------------
     OTHER ASSETS
        Film Development Costs, net                                                                       29,305
      Other Assets                                                                                           148
        Advance to shareholder                                                                            28,000
                                                                                             -------------------
            Total Other Assets                                                                            57,453
                                                                                             -------------------
     TOTAL ASSETS                                                                                     $  223,720
                                                                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts Payable                                                                              $  137,067
        Note Payable                                                                                      19,000
        Note Payable - Related Party                                                                       7,220
        Accrued Expenses                                                                                 145,413
        Deferred Revenue                                                                                  35,200
                                                                                             -------------------
            Total Current Liabilities                                                                    343,900
                                                                                             -------------------
      TOTAL LIABILITIES                                                                                  343,900
                                                                                             -------------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
        Common Stock, $.01 par value, 12,000,000 shares
           authorized, 3,664,390 shares issued and outstanding                                            36,644
        Additional Paid-In Capital                                                                    24,906,655
        Deficit                                                                                     (25,063,479)
                                                                                             -------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                   (120,180)
                                                                                             -------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  223,720
                                                                                                     ===========


 The accompanying notes are an integral part of these consolidated financial statements.


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS                         NINE MONTHS
                                                              ENDED JAN. 31,                       ENDED JAN. 31,
                                                          2002             2001               2002             2001

                                                     --------------------------------    --------------------------------
                                                                      (Restated)                               (Restated)
REVENUES
  Feature Films                                            $ 291,198        $ 296,248          $ 520,741       $1,267,442
  Theatrical Admissions                                            -          274,292                  -          285,586
                                                     ---------------------------------   ---------------------------------
                                                             291,198          570,540            520,741        1,553,028

COSTS AND EXPENSES
  Costs Related to Revenue                                         -                -                  -          266,191
  Development Cost Write-down                                118,617                -            118,617                -
  Selling Expenses                                            50,593                -             61,627           35,585
  General & Administrative Expenses                           79,502          571,888            569,234        1,089,379
  Impairment of Goodwill                                           -                -             67,965                -
                                                     ---------------------------------   ---------------------------------
                                                             248,712          571,888            817,443        1,391,155
                                                     ---------------------------------   ---------------------------------
  OPERATING PROFIT/(LOSS)                                     42,486          (1,348)          (296,702)          161,873


OTHER INCOME/(EXPENSE)
  Interest Expense                                             (339)            (438)            (1,017)          (1,004)
  Other Income                                                     -                -              2,484                -
  Interest Income                                                  -              135                 38            7,802
  Gain From Cancellation of Indebtedness                           -                -                  -          126,313
                                                     ---------------------------------   ---------------------------------
                                                               (339)            (303)              1,505          133,111
                                                     ---------------------------------   ---------------------------------
  INCOME/(LOSS) BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                                 42,147          (1,651)          (295,197)          294,984

Gain (Loss) from Discontinued Operations                         149           11,766           (71,298)           94,200
                                                     ---------------------------------   ---------------------------------
  INCOME (LOSS) BEFORE INCOME TAXES                           42,296           10,115          (366,495)          389,184

                                                     ---------------------------------   ---------------------------------
Provision for Income Taxes                                         -                -                  -            1,600
                                                     ---------------------------------   ---------------------------------
  NET INCOME/(LOSS)                                        $  42,296        $  10,115         $(366,495)        $ 390,784
                                                          ==========       ==========         ==========       ==========
  Net (Loss) Per Share - Discontinued
    Operations                                             $    0.00        $   0.00         $   (0.02)       $   (0.03)
                                                          ==========       ==========         ==========       ==========
  Net Income/(Loss) Per Share - Basic
    and Diluted                                             $   0.01         $   0.00         $   (0.10)        $    0.11
                                                          ==========       ==========         ==========       ==========
  Weighted Average Number of Common
    Shares - Basic and Diluted                             3,664,390        3,487,390          3,664,390        3,487,390
                                                          ==========       ==========         ==========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS
                                                                                      ENDED JANUARY 31,
                                                                                   2002                2001
                                                                             --------------------------------------
                                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                                             $ (366,495)          $  390,784
     Adjustments to reconcile Net (Loss)/Income to Net Cash
     Provided by Operating Activities:
          Depreciation and Amortization                                                  1,072             281,528
          Development Cost Write-down                                                  118,617                   -
          Impairment of Goodwill                                                        67,965                   -
          Gain from Cancellation of Indebtedness                                             -           (126,313)
     Changes in Assets and Liabilities:
          Decrease/(Increase) in Accounts Receivable                                   140,536           (206,537)
          Decrease/(Increase) in Inventory                                              34,071           (215,890)
          Decrease/(Increase) in Prepaid Expenses                                       99,673           (184,871)
          Increase in Other Assets                                                           -            (41,440)
          (Decrease)/Increase in Accounts Payable                                     (27,669)              71,810
          (Decrease)/Increase in Accrued Expenses                                      (8,495)               6,827
          Increase in Deferred Revenue                                                  32,900               8,030
                                                                             --------------------------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                        92,175            (16,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Other Investments                                                          -            (10,000)
     Additions to Film Development Costs                                              (21,604)                   -
     Theater Production Costs                                                                -            (37,385)
     Disposal of Fixed Assets                                                                -               6,514
                                                                             --------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                            (21,604)            (40,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Note                                                                        -              39,000
     Repayment of Note                                                                (40,155)            (20,000)
                                                                             --------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (40,155)              19,000
                                                                             --------------------------------------
NET INCREASE/(DECREASE) IN CASH                                                         30,416            (37,943)

CASH AT BEGINNING OF PERIOD                                                             54,620              85,159
                                                                             --------------------------------------
CASH AT END OF PERIOD                                                               $   85,036          $   47,216
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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2002 and the results of its operations and cash flows for the nine month periods ended January 31, 2002 and 2001 have been included.

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

The Company's financial statements have been prepared assuming the Company will continue as a going concern. As described in Item 2 - Liquidity and Capital Resources, the Company does currently have sufficient capital resources to fund its operations for more than approximately 6 months. If the Company does not raise additional capital, increase its revenues or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

NOTE B - FILM COSTS

Film costs consist of film projects actively in development at January 31, 2002.

NOTE C - NOTES PAYABLE

In connection with the acquisition of Animal Town, Inc. ("Animal Town") on August 31, 2000, the Company issued a note to the seller of the common stock of Animal Town in the principal amount of $39,000, bearing interest at 7% per annum with an initial maturity date of November 30, 2000. The outstanding balance of the note at January 31, 2002 was $20,908 consisting of principal of $19,000 plus accrued and unpaid interest of $1,908. As of January 31, 2002, the Company was in default of the note. See Note E - Litigation and Contingencies.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - INCOME TAXES

A reconciliation of the provision for income taxes to the expected income tax expense at the statutory federal tax rate of 34% is as follows:


                                                                    Nine Months             Nine Months Ended
                                                                       Ended
                                                                   Jan. 31, 2002              Jan. 31, 2001
                                                                   -------------              -------------
           Computed Expected Tax at Statutory Rate                    $(124,608)                 $ 132,867
           State and Local Taxes                                              -                      1,600
           Valuation Allowance                                          124,608                   (132,867)
                                                                   -------------              -------------
                                                                      $    -                     $   1,600
                                                                   =============              =============

For federal income tax purposes, the Company has available net operating loss carryforwards to offset current and future income tax liabilities.

NOTE E - LITIGATION AND CONTINGENCIES

On April 30, 2001, Kelrom Agency, Inc. filed suit against the Company and KRTR, Inc. seeking payment of $5,968 related to theater advertising for the play "End of the World Party." The Company does not believe it has any liability in connection with such advertising and intends to defend itself vigorously.

On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. seeking payment of $14,080 for lighting equipment rental in connection with the play "End of the World Party." The Company does not believe it has any liability in connection with such equipment rental and intends to defend itself vigorously.

On October 10, 2001, Kenneth Kolsbunn filed suit against the Company in Superior Court of California, County of Sonoma for collection of the note described in Note C - Notes Payable. A default judgment was entered against the Company on February 26, 2002 in the amount of $24,281.36. On April 9, 2002, the Company entered into a settlement agreement with Mr. Kolsbunn resolving all claims between the parties. Under the terms of the settlement, the Company is required to pay Mr. Kolsbunn $10,000, $5,000 of which was paid on April 18, 2002. The balance is payable upon Mr. Kolsbunn satisfying various conditions of the settlement agreement.

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

NOTE F - DISCONTINUED OPERATIONS

During the three months ended October 31, 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town's operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of January 31, 2002, Animal Town's operations have been classified as discontinued and have been segregated from the Company's viable operations. At the date of discontinuance, Animal Town had assets totaling $34,584 and liabilities of $57,329.

The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.


                                                               THREE MONTHS                         NINE MONTHS
                                                              ENDED JAN. 31,                       ENDED JAN. 31,
                                                          2002             2001               2002             2001
                                                    ---------------------------------   ---------------------------------
REVENUES
   Catalog Sales                                            $ 22,350        $ 394,010          $  81,642        $ 486,760
                                                     ---------------------------------   --------------------------------
                                                              22,350          394,010             81,642          486,760

COSTS AND EXPENSES
  Costs Related to Revenue                                     9,686          300,890             49,223          425,608
  General & Administrative Expenses                           12,515           81,354            103,717          155,352
                                                     --------------------------------    ---------------- ---------------
                                                              22,201          382,244            152,940          580,960
                                                     --------------------------------    ---------------- ---------------
  NET LOSS FROM DISCONTINUED
  OPERATIONS                                                 $   149        $  11,766       $   (71,298)       $ (94,200)
                                                           =========        =========          =========        =========


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - CORRECTION OF ERROR

Subsequent to the original issuance of the January 31, 2002 consolidated financial statements, the Company determined that revenue was not properly recognized along with associated costs primarily related to residual obligations. The Company also incorrectly accounted for the consolidation of a subsidiary. Correction of these errors had the following effect on the previously reported Assets, Liabilities and Net Loss as of and for the nine months ended October 31, 2001 and has an equal understatement of the retained deficit as of January 31, 2002.


                                                         Originally                  As
                                                          Reported              Restated          Difference
                                                    -------------------    ------------------  -----------------
               Cash                                 $          84,874       $     85,036       $         143  (2)
               Accounts receivable                                  -             79,740              79,740  (1)
               Other assets                                         -                148                 148  (2)
               Advance to shareholder                               -             28,000              28,000  (2)
               Accounts payable                                90,430            137,067              45,312  (1)
                                                                                                       1,325  (2)
               Accrued expenses                                12,747            145,413             131,566  (1)
                                                                                                       1,100  (2)
               Related party payable                            7,843              7,220                 623  (2)
               Accumulated deficit                         25,042,705         25,063,479              10,971  (1)
                                                                                                       9,803  (2)
               Net loss                                      (206,278)          (366,495)            130,887  (1)
                                                                                                      58,833  (2)
                                                                                                     (29,503) (3)
               Loss per share                       $           (0.08)      $      (0.10)      $       (0.02) (4)
               --------------------

               (1) Relates to the proper recognition of revenue and related receivables along with costs associated with related residual obligations for the year ended April 30, 2001 and the nine months ended January 31, 2002.

               (2) Relates to the proper consolidation of the Company's subsidiary, Kings Road Productions (Europe) GmbH.

               (3) Erroneous reporting of gain on sale of marketable securities.

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

Results of Operations

The Three Months Ended January 31, 2002 vs. the Three Months Ended January 31, 2001

     For the quarter ended January 31, 2002, feature film revenues were $291,198 as compared to $296,248 for the quarter ended January 31, 2001. The decrease of $5,050 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses increased to $248,712 for the quarter ended January 31, 2002 as compared to $571,888 during the quarter ended January 31, 2001. This decrease of $323,176 is due to the decrease in operations, specifically the play.

     The Company's had a gain from discontinued operations for $149 during the quarter ended January 31, 2002 as compared to $11,766 gain during the quarter ended January 31, 2001. This increase results from the fact that the operations of Animal Town were discontinued during the quarter ended October 31, 2001.

     The Company had net income of $42,296 for the quarter ended January 31, 2002 as compared to net income of $10,115 for the quarter ended January 31, 2001. During the quarters ended January 31, 2002 and 2001, the Company had no provision for income taxes.

The Nine Months Ended January 31, 2002 vs. the Nine Months Ended January 31,
2001

     For the nine months ended January 31, 2002, feature film revenues were $520,741 as compared to $1,267,442 for the nine months ended January 31, 2001. The decrease of increase of $659,125 principally related to (i) the sale of the Company's rights to "Ticker", a feature film project that had been developed by the Company during the nine months ended January 31, 2001 and (ii) decreased domestic and foreign distribution revenues from feature films in the Company's film library during the nine months ended January 31, 2002.

     Costs related to revenue were $0 for the nine months ended January 31, 2002 as compared to $266,191 during the nine months ended January 31, 2001 reflecting the full amortization of costs associated with the Company film library. The Company recorded a write-down in development costs of $118,617 that the Company does not expect to recover. Selling expenses increased to $61,627 during the nine months ended January 31, 2002 as compared to $35,585 during the nine months ended January 31, 2001 reflecting the Company's efforts to offset the significant decrease in the Company's revenues. General and administrative costs decreased to $569,234 for the nine months ended January 31, 2002 from $1,089,379 for the nine months ended January 31, 2001. The decrease resulted principally from general expenses from the play decreasing and the discontinued operations.

     Interest income decreased significantly to $38 for the nine months ended January 31, 2002 versus $7,802 for the nine months ended January 31, 2001 reflecting a decrease in cash and cash equivalents held during the respective periods.

     During the nine months ended January 31, 2002, the Company recorded an expense of $67,965 related to the impairment of goodwill in connection with the Company's acquisition of Animal Town. During the nine months ended January 31, 2001, the Company recorded a gain of $126,313 from the cancellation of certain indebtedness relating to the Company's investment in Immediate Entertainment Group ("Immediate").

     The Company's loss from discontinued operations, decreased to $71,298 during the nine months ended January 31, 2002 as compared to income of $94,200 during the nine months ended January 31, 2001. This decrease results primarily from the significantly reduced operations of Animal Town during the nine months ended January 31, 2002 as compared to the same period last year.

     The Company had a net loss of $366,495 for the nine months ended January 31, 2002 as compared to net income of $390,784 for the nine months ended January 31, 2001. The decrease in net income resulted primarily from (i) significantly decreased revenues during the nine months ended January 31, 2002, as discussed above, (ii) the expense of $67,965 related to the impairment of good will in connection with the Company's acquisition of Animal Town and (iii) a gain from the cancellation of certain indebtedness relating to the Immediate transaction during the nine months ended January 31, 2001, for which there was no comparable gain during the nine months ended January 31, 2002. During the nine months ended January 31, 2002 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three and nine month periods ended January 31, 2002 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations, including its commitment to "The Flying Aces" described below under Future Commitments, for more than approximately 6 months. If the Company fails to raise additional capital, increase revenues or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the nine months ended January 31, 2002, the Company's net cash flow provided by operating activities was $92,175 compared to net cash out flow of $16,072 for the comparable nine month prior year period. At January 31, 2002, the Company had cash of $85,036 as compared to $47,216 at January 31, 2001.

Future Commitments

     The Company has committed to approximately $320,000 in future payments related to a German language documentary series entitled "The Flying Aces." The Company has paid $89,500 of its commitment through January 31, 2002. The Company does not currently have sufficient capital to fund the balance of its commitment.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Kelrom Agency, Inc. v. Kings Road Entertainment Inc., et al.
     -------------------------------------------------------------

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

          99.3** Section 906 certification
         --------------

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