Form 10QSB
period 2002-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-10-31
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For the Quarterly Period Ended July 31, 2002

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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [_]

     As of July 31, 2002, the Registrant had 3,864,390 shares of its common stock outstanding.


     Transitional Small Business Disclosure Format: YES [_] NO [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                           July 31,             April 30,
                                                                                              2002               2002
                                                                                         ---------------  ------------------
CURRENT ASSETS                                                                             (Unaudited)
        Cash                                                                             $        8,411   $          27,925
        Accounts receivable                                                                     212,843   $         103,847
                                                                                         ---------------  ------------------
           Total Current Assets                                                                 221,254             131,772
                                                                                         ---------------  ------------------
      FIXED ASSETS, NET
                                                                                                    513                 684
                                                                                         ---------------  ------------------

      OTHER ASSETS

        Film development costs, net                                                              41,805              41,805
        Advances to shareholder, net                                                             20,780              20,780
                                                                                         ---------------  ------------------

      Total Other Assets                                                                         62,585              62,585
                                                                                         ---------------  ------------------

     TOTAL ASSETS                                                                        $      284,352   $         195,041
                                                                                         ===============  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES

        Accounts payable                                                                 $      123,500   $          98,781
        Accrued expenses                                                                        182,506             193,333
        Deferred revenue                                                                              -              35,200
        Liabilities from discontinued operations                                                 48,043              42,239
                                                                                         ---------------  ------------------

           Total Current Liabilities                                                            354,049             369,553
                                                                                         ---------------  ------------------

     TOTAL LIABILITIES                                                                          354,049             369,553
                                                                                         ---------------  ------------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock, $.01 par value, 12,000,000 shares authorized,
        3,864,390 and 3,664,390 shares issued and outstanding, respectively                      38,644              36,644
        Additional paid-in capital                                                           24,932,655          24,906,655
        Accumulated deficit                                                                 (25,040,996)        (25,117,811)
                                                                                         ---------------  ------------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (69,697)           (174,512)
                                                                                         ---------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $      284,352   $         195,041
                                                                                         ================ ==================



     The accompanying notes are an integral part of these financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               For the Three Months
                                                                                                    July 31,
                                                                                              2002               2001
                                                                                         ---------------  -----------------
REVENUES

  Feature films                                                                          $      108,891   $         162,962
                                                                                         ---------------  ------------------

     Total Revenues                                                                             108,891             162,962
                                                                                         ---------------  ------------------

COSTS AND EXPENSES

  Selling expenses                                                                                    -               5,534
  General and administrative expenses                                                           132,036             316,105
                                                                                         ---------------  ------------------

     Total Costs and Expenses                                                                   132,036             321,639
                                                                                         ---------------  ------------------

  OPERATING (LOSS) INCOME                                                                       (23,145)           (158,677)
                                                                                         ---------------  ------------------
OTHER INCOME (EXPENSE)

  Interest income                                                                                     -                  37
  Interest expense                                                                                    -                (339)
  Gain on sale of assets                                                                        100,000                   -
  Other income (expense)                                                                            (40)              2,484
                                                                                         ---------------  ------------------

    Total Other Income                                                                           99,960              2,182
                                                                                         ---------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                76,815            (156,495)

PROVISION FOR INCOME TAXES                                                                            -                   -
                                                                                         ---------------  ------------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                                     76,815            (156,495)

LOSS FROM DISCONTINUED OPERATIONS                                                                     -             (48,031)
                                                                                         ---------------  ------------------

NET (LOSS) INCOME                                                                        $       76,815   $         (204,526)
                                                                                         ===============  ==================
BASIC AND FULLY DILUTED INCOME
 (LOSS) PER SHARE

   Income (loss) before discontinued operations                                          $         0.02   $           (0.05)
   Loss from discontinued operations                                                               0.00               (0.01)
                                                                                         ---------------  ------------------
Net (Loss) Income Per Share - Basic and diluted                                          $         0.02   $           (0.06)
                                                                                         ===============  ==================

BASIC INCOME (LOSS) PER SHARE

Weighted Average Number of Common
 Shares - Basic and Diluted                                                                   3,816,564           3,664,390
                                                                                         ===============  ==================


     The accompanying notes are an integral part of these financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               For the Three Months
                                                                                                    July 31,
                                                                                              2002               2001
                                                                                         --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                                                   $       76,815   $        (204,526)
     Adjustments to reconcile Net (Loss) Income to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                             171                 358
          Impairment of goodwill                                                                      -              67,965
          Gain on sale of assets                                                               (100,000)                  -
          Common stock issued for services                                                       28,000                   -
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                           (108,996)            (27,217)
          Decrease in inventory                                                                       -              11,362
          (Increase) decrease in prepaid expenses                                                     -              55,444
          Increase (decrease) in accounts payable                                               (17,520)            (53,444)
          Increase in accrued expenses                                                           37,216             111,502
          Increase in deferred revenue                                                          (35,200)             14,941
                                                                                         ---------------  ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      (119,514)            (23,615)
                                                                                         ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                               100,000                   -
     Gross additions to film development costs                                                        -             (17,376)
                                                                                         ---------------  ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           100,000             (17,376)
                                                                                         ---------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                                                                       -                 -
                                                                                         ---------------  ------------------

NET (DECREASE) INCREASE IN CASH                                                                 (19,514)           (40,991)

CASH AT BEGINNING OF PERIOD                                                                      27,925             54,620
                                                                                         ---------------  ------------------

CASH AT END OF PERIOD                                                                    $        8,411   $         13,629
                                                                                         ===============  ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

      CASH PAID FOR:
          Interest                                                                       $            -   $              -
          Income taxes                                                                   $            -   $              -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
       Common stock issued for services                                                  $       28,000   $              -


     The accompanying notes are an integral part of these financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        July 31, 2002 and April 30, 2002

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2002 included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2002 and the results of operations and cash flows for the three month periods ended July 31, 2002 and 2001, respectively, have been included.

     The results of operations for the three month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

     In August 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town's operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of October 31, 2001, Animal Town's operations have been classified as discontinued and have been segregated from the Company's viable operations. At the date of discontinuance, Animal Town had assets totaling $12,770 and liabilities of $57,329.

     The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.



                                                                     THREE MONTHS
                                                                    ENDED JULY 31,
                                                                 2002           2001
                                                            ---------------  ------------------
REVENUES
   Catalog Sales                                            $            -   $      36,943

                                                            ---------------  ------------------
                                                                         -          36,943

COSTS AND EXPENSES
  Costs Related to Revenue                                               -          29,852
  General & Administrative Expenses                                      -          55,122
                                                            ---------------  ------------------
                                                                         -          84,974
                                                            ---------------  ------------------
  NET LOSS FROM DISCONTINUED
  OPERATIONS                                                $            -   $     (48,031)
                                                            ===============  ==================


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

     The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2002, the Company has a deficit in working capital of $132,795, has an accumulated deficit of $25,040,996, stockholders' deficit of $69,697 and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flows by increasing project development for future revenue and has discontinued certain operations that produce a negative cash flow. In addition, the Company anticipates it will raise funds through equity based investment instruments to provide funding for the development of projects and fund operating costs.

NOTE 4 - SIGNIFICANT EVENTS

     On May 22, 2002, the Company issued 200,000 shares of common stock at $0.14 per share for a total of $28,000 for services rendered.

NOTE 5 - SUBSEQUENT EVENT

     On August 25, 2003, Rigel Entertainment filed a complaint in the Superior Court of California, County of Los Angeles, California against Kings Road Entertainment. The complaint alleges breach of contract regarding the option agreement between Rigel Entertainment, Inc. and the Company regarding "The Kickboxer" series of television movies. The complaint is seeking compensation in an unspecified amount. The Company intends to vigorously defend this matter. The likelihood of an unfavorable outcome or the extent of any potential loss in not presently determinable.

Item 2   - Management's Discussion and Analysis of Financial Position and
           Results of Operations

Cautionary Forward - Looking Statement

     The following discussion should be read in conjunction with the Company's financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     -    the volatile and competitive nature of the film industry,

     - the uncertainties surrounding the rapidly evolving markets in which the Company competes,

     -    the uncertainties surrounding technological change of the industry,

     -    the Company's dependence on its intellectual property rights,

     -    the success of marketing efforts by third parties,

     -    the changing demands of customers and

     -    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

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

     On July 1, 2002, the Company entered into a non-exclusive co-production agreement with Blockbuster Media, a German Media fund, which was to raise financing for the Company's film slate. To date, no funds have been raised.

Results of Operations

     For the quarters ended July 31, 2001 and 2002, feature film revenues were approximately $163,000 and $109,000, respectively, a decrease of approximately $54,000. The decrease in feature film revenues was attributable to a decline in the showing of the Comapny's films by its licensees. The Company also reported other income from the sale of rights to the music in several of its feature films, for $100,000, during the quarter ended July 31, 2002 and for which there were no comparable sales during the quarter ended July 31, 2001.

     Costs related to sales were mostly unchanged at $5,534 and $0 for the quarters ended July 31, 2001 and 2002, respectively.

     General and administrative costs were approximately $316,000 and $132,000 for the quarters ended July 31, 2001 and 2002, respectively. The comparable decrease resulted primarily from reduced legal and accounting costs. The Company has reduced its accounting staff and settled most of its litigation to reduce these costs.

     The Company had a net loss of approximately $205,000 for the quarter ended July 31, 2001 compared to net income of $77,000 for the quarter ended July 31, 2002. The substantial increase in net income resulted primarily from significantly increased revenues during the quarter ended July 31, 2002, as discussed in detail above, and a decrease in general and administrative costs attributable to legal and accounting expenses. During the quarters ended July 31, 2001 and 2002, the Company had no significant provisions for income taxes.

 Liquidity and Capital Resources

     The Company's principal source of working capital during the three month period ended July 31, 2002 was motion picture licensing income and sales of its music rights. The Company continues to invest in the development of motion picture film projects, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed film projects, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain its ongoing operations.

     For the quarter ended July 31, 2002, the Company's net cash flow used in operating activities was approximately $120,000 compared to net cash flow used in operating activities of approximately $24,000 for the quarter ended July 31, 2001. The increase was principally attributable to the substantial decrease in reported feature film revenues and by an increase in accounts receivable of $109,000. The Company's operating expenses included $28,000 for the value of common stock issued for services to its Officers. The Company generated $100,000 in cash from investing activities through the sale of music rights in the three months ended July 31, 2002. At July 31, 2001 and 2002, the Company had cash of approximately $14,000 and $8,000, respectively.

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

3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Kelrom Agency, Inc. v. Kings Road Entertainment Inc., et al.
     ------------------------------------------------------------

     On April 30, 2001, Kelrom Agency, Inc. filed suit against the Company and KRTR, Inc. in the Civil Court of the City of New York, case number 013294 CVN 2001, seeking payment of $5,968 related to theater advertising for the play "End of the World Party." This suit was subsequently settled for the amount of $ 2,500, released and discharged on November 13, 2002. On February 15, 2003, subsequent to the period covered by this report, a Stipulation of Discontinuance was filed.

     Sensory Lighting and Sound, Inc. v. Kings Road Entertainment Inc., et al.
     ------------------------------------------------------------------------

     On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. with the Civil Court of the City of New York, case no. 026893 CVN 2001 seeking payment of $14,080 for lighting equipment rental in connection with the play "End of the World Party." This suit was subsequently settled for the amount of $ 7,500, released and discharged on December 6, 2002. On December 16, 2002, subsequent to the period covered by this report, a Stipulation of Discontinuance was filed.

     Kenneth Kolsbunn v. Kings Road Entertainment, Inc.
     --------------------------------------------------

     On October 10, 2001, Kenneth Kolsbunn filed suit against the Company in Superior Court of California, County of Sonoma, for collection of a note payable. A default judgment was entered against the Company on February 26, 2002 to the amount of $24,281.36. On April 9, 2002, the Company entered into a settlement agreement with Mr. Kolsbunn resolving all claims between the parties. Under the terms of the settlement, the Company was required to pay Mr. Kolsbunn $10,000, $5,000 of which was paid on April 18, 2002. The balance was subsequently paid upon Mr. Kolsbunn satisfying various conditions of the settlement agreement.

     Theatrical and Television Motion Picture Special Payments Fund v. Kings Road Entertainment, Inc.
     -------------------------------------------------------------------------

     During the year ended April 30, 2002, the Company was advised of a lawsuit filed against the Company by the Theatrical and Television Motion Picture Special Payments Fund seeking the payment of residuals under a collective bargaining agreement with the American Federation of Musicians (AFM). On March 25, 2002, a settlement offer was made to the Company by AFM's legal counsel for a one-time payment of $ 250,000. The Company made several counter offers, which were rejected. On December 30, 2002, the Company negotiated a final settlement of this claim for cash payments totaling $50,000 and future royalty payments up to an aggregate of a further $50,000 due when and if additional film income is generated. The suit was consequently settled and the court order was accordingly dismissed.

     Demand for Investigation by Shareholders Action Committee.
     ----------------------------------------------------------

     On April 17, 2003, subsequent to the period covered by this report, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board has appointed independent Counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders.

     Rigel USA Inc. vs. Kings Road Entertainment, Inc.
     -------------------------------------------------

     Subsequent to the date of this report, on July 31, 2003, Rigel USA Inc., a California corporation, filed suit in the Superior Court of California, County of Los Angeles (case number BC300041) for breach of contract and promissory estoppel. The plaintiff is seeking declaratory relief in excess of five million dollars ($5,000,000). The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2002.

Item 5. Other Information.

     On May 5, 2002, the Company authorized the issuance of 100,000 shares of its restricted common stock to each of its Directors in consideration for their services rendered.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

     3.1 Restated Certificate of Incorporation of Registrant(1)
     3.2 Bylaws of Registrant (2)
     10.1 1998 Stock Option Plan (1)
     21 Subsidiaries of Registrant (3)
     99.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C.
     Section 1350
     99.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C.
     Section 1350
     99.3** 906 Certification
     ---------------

          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.

          (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.

          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001 ** Filed Herewith

     (b) Forms 8-K

     On May 5, 2002, a current report on Form 8-K was filed announcing the resignation of Michael Berresheim from the Board of Directors and as the Company's President effective March 5, 2002. Additionally announced on the same current report was that on March 16 2002, Mr. Wolfgang Stangl was appointed to the Board of Directors; H. Martin DeFrank (a.k.a. Christian DeFrank), who joined the Company as Chief Operations Officer in May 2001, assumed the position of Company President; and, Geraldine Blecker, who joined the Board of Directors as Company Secretary in May 2001, assumed the position of Chief Executive Officer.

     No additional current reports on Form 8-K were filed during the quarter ended July 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.


Date:   October 31, 2003                        /s/ Geraldine Blecker
                                                -------------------------------
                                                By: Geraldine Blecker
                                                Its:  Chief Executive Officer



Date:   October 31, 2003                        /s/ H. Martin DeFrank
                                                -------------------------------
                                                By: H. Martin DeFrank
                                                Its:  Chief Financial Officer