Form 10QSB
period 2002-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-12-01
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 2002      Commission File No. 0-14234



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

                                Yes  X      NO
                                    ---        ---

As of October 31, 2003, the Registrant had 3,864,390 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES       NO   X
                                                    ----     ----

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                     For the Quarter Ended October 31, 2002

                                      INDEX
                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3

                      Balance Sheet ....................................................................   3
                      Statements of Operations .........................................................   4
                      Statements of Cash Flows..........................................................   5
                      Notes to the Financial Statements ................................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   9

         Item 3.      Controls and Procedures ..........................................................  11

Part II. Other Information

         Item 1.      Legal Proceedings ................................................................  12

         Item 2.      Changes in Securities ............................................................  13

         Item 3.      Defaults Upon Senior Securities ..................................................  13

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  13

         Item 5.      Other Information ................................................................  13

         Item 6.      Exhibits and Reports on Form 8-K .................................................  15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS


                                                                                        OCTOBER, 31, 2002       APRIL 30, 2002
                                                                                        (Unaudited)

 CURRENT ASSETS
        Cash                                                                            $        63,400            $        27,925
        Accounts receivable                                                                     166,332                    103,847
                                                                                        ---------------            ---------------
           Total Current Assets                                                                 229,732                    131,772
                                                                                        ---------------            ---------------
        FIXED ASSETS, NET                                                                           343                        684
                                                                                        ---------------            ---------------

        OTHER ASSETS

        Film development costs, net                                                              41,805                     41,805
        Advance from shareholder, net                                                            20,780                     20,780
                                                                                        ---------------            ---------------
          Total Other Assets                                                                     62,585                     62,585

     TOTAL ASSETS                                                                       $       292,660            $       195,041
                                                                                        ===============            ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts payable                                                                 $       74,877            $        98,781
        Accrued expenses                                                                        187,933                    193,333
        Deferred revenue                                                                         96,667                     35,200
        Liabilities from discontinued operations                                                 15,000                     42,239
                                                                                        ---------------            ---------------
        Total Current Liabilities                                                               374,477                    369,553
                                                                                        ---------------            ---------------
          TOTAL LIABILITIES                                                                     374,477                    369,553
                                                                                        ---------------            ---------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 and 3,664,390 shares issued and outstanding, respectively                   38,644                     36,644
        Additional paid-in capital                                                           24,932,656                 24,906,655
        Accumulated deficit                                                                 (25,053,117)               (25,117,811)
                                                                                        ---------------            ---------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (81,817)                  (174,512)
                                                                                        ---------------            ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $       292,660            $       195,041
                                                                                        ===============            ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Three Months Ended            For the Six Months Ended
                                                         October 31,                           October 31,
                                                   2002              2001               2002               2001
                                              -------------     -------------       -------------     -------------
REVENUES
  Feature films                               $      93,589     $      61,962        $    202,480     $     224,654
                                              -------------     -------------       -------------     -------------
     Total Revenues                                  93,589            61,962             202,480           224,654
                                              -------------     -------------       -------------     -------------
COSTS AND EXPENSES
  Selling expenses                                        -            5,500                    -            11,034
  General and administrative expenses               138,874          172,627              270,910           489,732
                                              -------------     -------------       -------------     -------------
     Total Costs and Expenses                       138,874          178,127              270,910           500,766
                                              -------------     -------------       -------------     -------------
  OPERATING LOSS                                    (45,285)        (116,165)             (68,430)         (276,112)
                                              -------------     -------------       -------------     -------------
OTHER INCOME (EXPENSE)
  Other income (expense)                                 31                -                   (9)            2,484
  Interest expense                                        -             (339)                   -              (678)
  Interest income                                        90                -                   90                38
  Gain on sale of assets                                  -                -              100,000                 -
  Gain on sale of subsidiary                         33,043                -               33,043                 -
                                              -------------     -------------       -------------     -------------
  Total Other Income                                 33,164             (339)             133,124             1,844
                                              -------------     -------------       -------------     -------------


  INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                       (12,121)         (116,504)             64,694          (274,268)

LOSS FROM DISCONTINUED OPERATIONS                         -           (23,416)                  -           (71,447)
                                              -------------     -------------       -------------     -------------


NET INCOME (LOSS)                             $     (12,121)    $    (139,920)      $      64,694     $    (345,715)
                                              =============     =============       =============     =============


BASIC AND FULLY DILUTED INCOME
(LOSS) PER SHARE

  Income (loss) before discontinued operations $      (0.00)     $      (0.04)      $        0.02     $       (0.09)

  Loss from discontinued operations                    0.00              0.00                0.00              0.00
                                              -------------     -------------       -------------     -------------
Net income (loss) per share - basic
and diluted                                   $       (0.00)    $       (0.04)      $        0.02     $       (0.09)
                                              =============     =============       =============     =============
 Weighted average number of common
  shares - basic and diluted                      3,864,390         3,664,390           3,840,477         3,664,390
                                              =============     =============       =============     =============


        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           .........                                                For the Six Months Ended
                                                                                           October 31,
                                                                                    2002                2001
                                                                                -------------      -------------

     Net Income (Loss)                                                          $      64,694      $    (345,715)
     Adjustments to reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   342                715
          Impairment of goodwill                                                            -             67,965
          Common stock issued for services                                             28,000                  -
          Gain on sale of assets                                                     (100,000)                 -
          Gain on sale of subsidiary                                                  (33,043)                 -
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                  (62,485)           118,677
          Decrease (increase) in inventory                                                  -             34,071
          Decrease (increase) in prepaid expenses                                           -             74,652
          Increase (decrease) in accounts payable                                     (66,143)            (4,882)
          Increase (decrease) in accrued expenses                                      42,643             87,644
          Increase (decrease) in deferred revenue                                      61,467                  -
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                                       (64,525)            33,127
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                    100,000                  -
     Gross additions to film development costs                                              -            (20,606)
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                                       100,000            (20,606)
                                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                              -                  -
                                                                                -------------      -------------
NET INCREASE IN CASH                                                                   35,475             12,521

CASH AT BEGINNING OF PERIOD                                                            27,925             54,620
                                                                                -------------      -------------
CASH AT END OF PERIOD                                                           $      63,400      $      67,141
                                                                                =============      =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $           -      $           -
   Income taxes                                                                 $           -      $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $      28,000      $           -


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2002 and the results of its operations and cash flows for the six month periods ended October 31, 2002 and 2001, respectively have been included.

The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2002.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

The following is an unaudited summary of the loss from discontinued operations resulting from the elimination of the operations of Animal Town and the Play. The financial statements have been retroactively stated to reflect this event. No tax benefit has been attributed to the discontinued operations.


                                                               THREE MONTHS                          SIX MONTHS
                                                              ENDED OCT. 31,                       ENDED OCT. 31,
                                                          2002              2001               2002              2001
                                                     --------------    --------------     --------------    --------------

REVENUES
   Catalog Sales                                     $            -    $       22,349     $            -    $       59,292
                                                     --------------    --------------     --------------    --------------
                                                                  -            22,349                  -            59,292

COSTS AND EXPENSES
  Costs Related to Revenue                                        -             9,685                  -            39,537
  General & Administrative Expenses                               -            36,080                  -            91,202
                                                     --------------    --------------     --------------    --------------
                                                                  -            45,765                  -           130,739
                                                     --------------    --------------     --------------    --------------
                                                                  -                                    -

  NET LOSS FROM DISCONTINUED
  OPERATIONS                                         $            -    $      (23,416)    $            -   $       (71,447)
                                                     ==============    ==============     ==============   ===============


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2002, the Company has a deficit in working capital of $144,745, has an accumulated deficit of $25,053,117, stockholders' deficit of $81,817 and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flows by increasing project development for future and has discontinued certain operations that produce a negative cash flow. In addition, the Company anticipates it will raise funds through equity based investment instruments to provide funding for the development of projects and fund operating costs.

NOTE 4 - SIGNIFICANT EVENTS

On May 22, 2002, the Company issued 200,000 shares of common stock at $0.14 per share for a total of $28,000 for services rendered by officers of the Company.

On May 1, 2002, the Company sold all of the rights to four of its films for $100,000. The entire amount is recorded as a gain on sale of assets due to the fact that all of the capitalized costs for the four films were fully amortized.

On August 15, 2002, the Company sold its interest in the Company's subsidiary Animal Town. The Company recognized a gain of $33,043 on the sale.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

On September 1, 2002, the Company entered into a new co-publishing agreement to assign 50% of the rights to the Company's musical compositions. The agreement is for a five-year period of time. The Company received a $100,000 non-refundable advance against, and recoupable from, all composition net receipts. The $100,000 will be recognized as revenue over the term of the agreement.

NOTE 5 - SUBSEQUENT EVENTS

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

Cautionary Forward - Looking Statement
--------------------------------------

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

Results of Operations
---------------------

The Three Months Ended October 31, 2002 vs. the Three Months
Ended October 31, 2001

         For the quarter ended October 31, 2002, feature film revenues were $93,589 as compared to $61,962 for the quarter ended October 31, 2001. The increase of $31,627 results primarily from higher overall royalties on the Company's feature film library.

         Costs and expenses decreased to $138,874 for the quarter ended October 31, 2002 as compared to $178,627 during the quarter ended October 31, 2001. This decrease of $39,753 results primarily from decreased professional fees.

         During the quarter ended October 31, 2002, the Company recorded a gain of $33,043 from the sale of its interest in Animal Town.

         The Company's loss from discontinued operations, principally Animal Town, decreased to $-0- during the quarter ended October 31, 2002 as compared to $23,416 during the quarter ended October 31, 2001. This decrease results from the sale of Animal Town in August of 2002.

         The Company had a net loss of $12,120 for the quarter ended October 31, 2002 compared to a net loss of $139,920 for the quarter ended October 31, 2001. This decrease in net loss resulted primarily from the reduced expenses and the increased revenues. During the quarters ended October 31, 2002 and 2001, the Company had no provision for income taxes.

The Six Months Ended October 31, 2002 vs. the Six Months Ended October 31, 2001

         For the six months ended October 31, 2002, feature film revenues were $202,480 as compared to $224,654 for the six months ended October 31, 2001. The decrease of $22,174 was the result of decreased domestic and foreign distribution revenues from feature films in the Company's film library. .

         Selling expenses decreased to $-0- during the six months ended October 31, 2002 as compared to $11,034 during the six months ended October 31, 2001 reflecting the significant decrease in the Company's revenues. General and administrative costs increased to $270,910 for the six months ended October 31, 2002 from $489,732 for the six months ended October 31, 2001. The increase resulted principally from decreased professional fees.

         During the six months ended October 31, 2002, the Company recorded a Gain of $100,000 from the sale of part of its library and $33,043 from the sale of its Subsidiary, Animal Townn.

         The Company's loss from discontinued operations, decreased to $-0-during the six months ended October 31, 2002 as compared to $71,447 during the quarter ended October 31, 2001. This decrease results primarily from the sale of Animal Town.

         The Company had a net income of $64,694 for the six months ended October 31, 2002 as compared to a net loss of $345,715 for the six months ended October 31, 2001. The decrease in net income resulted primarily from significantly decreased professional expenses and the gains described above, for which there was no comparable gain during the six months ended October 31, 2001. During the six months ended October 31, 2001 and 2000, the Company had no significant provision for income taxes.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of working capital during the three and six month periods ended October 31, 2002 was motion picture royalty income. The Company continues to invest in the development of motion picture projects, the production of which would require significant capital. In the event that the Company decides to invest in the production of one or more of its projects, the Company will need to examine and evaluate the additional capital required to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain all of its business activities.

         For the six months ended October 31, 2002, the Company's net cash flow used by operating activities was $64,525 compared to net cash flow of $33,127 for the comparable six month prior year period. At October 31, 2002, the Company had cash of $63,400 as compared to $67,141 at October 31, 2001.

Future Commitments
------------------

         The Company does not have any material future commitments.

Forward-Looking Statements
--------------------------

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

Item 3 - Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Kelrom Agency, Inc. v. Kings Road Entertainment Inc., et al.
-----------------------------------------------------------

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

Sensory Lighting and Sound, Inc. v. Kings Road Entertainment Inc., et al.
------------------------------------------------------------------------

         On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. with the Civil Court of the City of New York, case no. 026893 CVN 2001 seeking payment of $14,080 for lighting equipment rental in connection with the play "End of the World Party." Subsequent to the period covered by this report, this suit was settled for the amount of $ 7,500, released and discharged on December 6, 2002. On December 16, 2002 a Stipulation of Discontinuance was filed.

Theatrical and Television Motion Picture Special Payments Fund v. Kings Road
----------------------------------------------------------------------------
Entertainment, Inc.
-------------------
         During the year ended April 30, 2002, the Company was advised of a lawsuit filed against the Company by the Theatrical and Television Motion Picture Special Payments Fund seeking the payment of residuals under a collective bargaining agreement with the American Federation of Musicians (AFM). On March 25, 2002, a settlement offer was made to the Company by AFM's legal counsel for a one-time payment of $ 250,000. The Company made several counter offers, which were rejected. On December 20, 2002, the Company negotiated a final settlement of this claim for cash payments totaling $50,000 and future royalty payments up to an aggregate of a further $50,000 due when and if additional film income is generated. The suit was consequently settled and the court order was accordingly dismissed on December 30, 2002.

Demand for Investigation by Shareholders Action Committee
---------------------------------------------------------

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

Rigel USA Inc. vs. Kings Road Entertainment, Inc.
------------------------------------------------

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

Second Demand Letter from the Shareholders Action Committee
-----------------------------------------------------------

         Subsequent to the period covered by this report, the Company received a letter dated November 10, 2003 from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The Board has recently appointed new independent Counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders.

         The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our shareholders during the quarter ended October 31, 2003.

Item 5. Other Information.

Settlement Agreement with David Dube
------------------------------------

         On August 15, 2002, the Company entered into a Settlement agreement with David Dube whereby the Company will pay Dube $2,951.20 in full satisfaction of any and all claims.

Peak Partners 1 Assignment and Assumption Agreement
---------------------------------------------------

         On August 16, 2002, the Company entered into that certain Assignment and Assumption Agreement which authorized the settlement of a claim with Peak Partners 1, a Florida general partnership, by authorizing the conveyance of all of its right, title and interest in its subsidiary Animal Town and its related Animal Town trademarks, to Peak Partners 1 for one-dollar consideration.

Appointment of New Director and President
-----------------------------------------

         On October 7, 2002, the Company authorized the appointment of Michael Berresheim to the Board of Directors and to replace H. Martin DeFrank as President of the Corporation effective as at January 1, 2003. The Company additionally recognized the resignation of Geraldine Blecker as the managing director of the Company's European subsidiary, Kings Road Productions, Gmbh and sought to sell 80% of its equity in Kings Road Productions, Gmbh. Lastly, the Company sought to immediately liquidate or dissolve its subsidiary Kings Road to Fame, a Delaware corporation.

Subsequent Events

Revocation of October 7, 2002 Appointments
------------------------------------------

         On November 10, 2002, subsequent to the period covered by this report, and due to unforeseen circumstances, the Company was forced to revoke the above decisions in their entirety.

Appointment of New Independent Counsel
--------------------------------------

         On November 14, 2003, subsequent to the period covered by this report, the Company has appointed new Independent Counsel to complete the investigation as requested by the Shareholders Action Committee into a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001.

Change of Company's Registered Offices
--------------------------------------

         On November 15, 2003, subsequent to the period covered by this report, the address of the Company's registered office was officially changed from Parkland, FL to 447 B Doheny Drive, Beverly Hills, CA 90210.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

3.1      Restated Certificate of Incorporation of Registrant (1)
3.2      Bylaws of Registrant (2)
10.1     1998 Stock Option Plan (1)
21       Subsidiaries of Registrant (3)
99.1**   Certification of Chief Executive Officer Pursuant to
         18 U.S.C. Section 1350
99.2**   Certification of Chief Financial Officer Pursuant to
         18 U.S.C. Section 1350
99.3**   906 Certification
         ---------------
(1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998. (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
         (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001 ** Filed Herewith

(b)  Forms 8-K

         There were no reports on Form 8-K filed during the period covered by this report.

         Subsequent to the period covered by this report the Company filed a report on Form 8-K on October 21, 2003.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KINGS ROAD ENTERTAINMENT, INC.


Date:    November 26, 2003                        /s/ Geraldine Blecker
                                                  ______________________________
                                                  By: Geraldine Blecker
                                                  Its:  Chief Executive Officer





Date:    November 26, 2003                        /s/ H. Martin DeFrank
                                                  ______________________________
                                                  By: H. Martin DeFrank
                                                  Its:  Chief Financial Officer