Form 10QSB
period 2003-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2003-12-08
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 2003      Commission File No. 0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)


         Delaware                                                95-3587522
(State or other jurisdiction                                  (I.R.S. Employer
       of incorporation)                                     Identification No.)


                   447 B Doheny Drive, Beverly Hills, CA 90210
                     (Address of principal executive office)

                    Issuer's telephone number: (212) 709-8111



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ___     ___


As of January 31, 2003, the Registrant had 3,864,390 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES     NO   X
                                                    ___     ___

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                     For the Quarter Ended October 31, 2002

                                      INDEX

                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Balance Sheet ....................................................................   3
                      Statements of Operations .........................................................   4
                      Statements of Cash Flows..........................................................   5
                      Notes to the Financial Statements ................................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   8

         Item 3.      Controls and Procedures ..........................................................  11

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................  11

         Item 2.      Changes in Securities ............................................................  12

         Item 3.      Defaults Upon Senior Securities ..................................................  13

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  13

         Item 5.      Other Information ................................................................  13

         Item 6. Exhibits and Reports on Form 8-K ......................................................  13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                                                        JANUARY 31, 2003        APRIL 30, 2002
                                                                                           (Unaudited)
CURRENT ASSETS
        Cash                                                                            $        66,814          $       27,925
        Accounts receivable                                                                     143,276                 103,847
                                                                                        ---------------         ---------------
          Total Current Assets                                                                  210,090                 131,772
                                                                                        ---------------         ---------------
        FIXED ASSETS, NET                                                                           171                     684
                                                                                        ---------------         ---------------
        OTHER ASSETS

        Film development costs, net                                                              47,345                  41,805
        Advance from shareholder, net                                                            20,780                  20,780
                                                                                        ---------------         ---------------
          Total Other Assets                                                                     68,125                  62,585
                                                                                        ---------------         ---------------
     TOTAL ASSETS                                                                       $       278,386         $       195,041
                                                                                        ===============         ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts payable                                                                $        72,342           $      98,781
        Accrued expenses                                                                        186,929                 193,333
        Deferred revenue                                                                         91,667                  35,200
        Liabilities from discontinued operations                                                  4,000                  42,239
                                                                                        ---------------         ---------------
       Total Current Liabilities                                                               354,938                 369,553
                                                                                        ---------------         ---------------
          TOTAL LIABILITIES                                                                     354,938                 369,553
                                                                                        ---------------         ---------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 and 3,664,390 shares issued and outstanding, respectively                   38,644                  36,644
        Additional paid-in capital                                                           24,932,656              24,906,655
        Accumulated deficit                                                                 (25,047,852)            (25,117,811)
                                                                                        ---------------         ---------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (76,552)               (174,512)
                                                                                        ---------------         ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $       278,386         $       195,041
                                                                                        ===============         ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                  January 31,                            January 31,
                                                             2003              2002                2003              2002
                                                        -------------     -------------       -------------     -------------
REVENUES
  Feature films                                         $     152,724     $     291,198       $     355,204     $     520,741
                                                        -------------     -------------       -------------     -------------
     Total Revenues                                           152,274           291,198             355,204           520,741
                                                        -------------     -------------       -------------     -------------
COSTS AND EXPENSES
  Development cost write-down                                       -           118,617                   -           118,617
  Impairment of goodwill                                            -                 -                   -            67,965
  Selling expenses                                                  -            50,593                   -            61,627
  General and administrative expenses                         148,283            79,502             419,193           569,234
                                                        -------------     -------------       -------------     -------------
     Total Costs and Expenses                                 148,283           248,712             419,193           817,443
                                                        -------------     -------------       -------------     -------------
OPERATING INCOME (LOSS)                                         4,441            42,486             (63,989)         (296,702)
                                                        -------------     -------------       -------------     -------------


OTHER INCOME (EXPENSE)
  Other income (expense)                                          793                 -                 784             2,484
  Interest expense                                                  -              (339)                  -            (1,017)
  Interest income                                                  31                 -                 121                38
  Gain on sale of assets                                            -                 -             100,000                 -
  Gain on sale of subsidiary                                        -                 -              33,043                 -
                                                        -------------     -------------       -------------     -------------
  Total Other Income (Expense)                                    824              (339)            133,948             1,505
                                                        -------------     -------------       -------------     -------------

                                                                 ---

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS                                                      5,265            42,147              69,959          (295,197)
  Loss from discontinued operations                                 -               149                   -           (71,298)
                                                        -------------     -------------       -------------     -------------
 NET INCOME (LOSS)                                      $       5,265     $      42,296       $      69,959     $    (366,495)
                                                        =============     =============       =============     =============

BASIC AND FULLY DILUTED INCOME
(LOSS) PER SHARE

  Income (loss) before discontinued operations          $        0.00         $    0.01       $        0.02     $       (0.08)
  Loss from discontinued operations                              0.00              0.00                0.00             (0.02)
                                                        -------------     -------------       -------------     -------------
Net income (loss) per share - basic
and diluted                                             $        0.00     $        0.01       $        0.02     $       (0.10)
                                                        =============     =============       =============     =============
  Weighted average number of common
  shares - basic and diluted                                3,864,390         3,664,390           3,848,488         3,664,390
                                                        =============     =============       =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                           January 31,
                                                                                    2003                2002
                                                                                -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                          $      69,959      $    (366,495)
     Adjustments to reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   513              1,072
          Development costs write-down                                                      -            118,617
          Impairment of goodwill                                                            -             67,965
          Common stock issued for services                                             28,000                  -
          Gain on sale of assets                                                     (100,000)                 -
          Gain on sale of subsidiary                                                  (33,043)                 -
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                  (39,428)           140,536
          Decrease in inventory                                                             -             34,071
          Decrease in prepaid expenses                                                      -             99,673
          Decrease in accounts payable                                                (68,678)           (27,669)
          Increase (decrease) in accrued expenses                                      30,639             (8,495)
          Increase in deferred revenue                                                 56,467             32,900
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                                           (55,571)            92,175
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                    100,000                  -
     Gross additions to film development costs                                         (5,540)           (21,604)
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                                            94,460            (21,604)
                                                                                -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note                                                                 -            (40,155)
                                                                                -------------      -------------
     NET CASH (USED IN) FINANCING ACTIVITIES                                                -            (40,155)
                                                                                -------------      -------------

NET INCREASE IN CASH                                                                   38,889             30,416

CASH AT BEGINNING OF PERIOD                                                            27,925             54,620
                                                                                -------------      -------------

CASH AT END OF PERIOD                                                           $      66,814      $      85,036
                                                                                =============      =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $           -      $           -
   Income taxes                                                                 $           -      $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $      28,000      $           -

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2003 and the results of its operations and cash flows for the nine month periods ended January 31, 2003 and 2002, respectively have been included.

The results of operations for the nine month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2002.

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

NOTE 2 - DISCONTINUED OPERATIONS

In August 2001, the Company elected to cease all operations pertaining to its Animal Town subsidiary. Subsequent to its purchase by the Company, Animal Town's operations proved to be unprofitable and the Company was unable to determine a reasonable scenario under which Animal Town could become a profitable entity. Therefore, as of October 31, 2002, Animal Town's operations have been classified as discontinued and have been segregated from the Company's viable operations. At the date of discontinuance, Animal Town had assets totaling $12,770 and liabilities of $57,329.

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

                                                               THREE MONTHS                         NINE MONTHS
                                                              ENDED JAN. 31,                       ENDED JAN. 31,
                                                          2003             2002               2003             2002
                                                     --------------    --------------     --------------    --------------
REVENUES
   Catalog Sales                                     $            -    $       22,350     $            -    $       81,642
                                                     --------------    --------------     --------------    --------------
                                                                  -            22,350                  -            81,642

COSTS AND EXPENSES
  Costs Related to Revenue                                        -             9,685                  -            49,223
  General & Administrative Expenses                               -            12,516                  -           103,717
                                                     --------------    --------------     --------------    --------------
                                                                  -            22,201                  -           152,940
                                                     --------------    --------------     --------------    --------------

  NET INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                            $            -    $          149     $            -    $      (71,298)
                                                     ==============    ==============     ==============    ==============

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2003, the Company has a deficit in working capital of $144,848, has an accumulated deficit of $25,047,852, stockholders' deficit of $76,552 and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flows by increasing project development for future and has discontinued certain operations that produce a negative cash flow. In addition, the Company anticipates it will raise funds through equity based investment instruments to provide funding for the development of projects and fund operating costs.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

On September 1, 2002, the Company entered into a new co-publishing agreement to co-publish the rights to the Company's musical compositions. The agreement is for a five-year period of time. The Company received a $100,000 non-refundable advance against, and recoupable from, all composition net receipts. The $100,000 will be recognized as revenue over the term of the agreement.

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

Recent Developments
-------------------

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

Results of Operations
---------------------

The Three Months Ended January 31, 2003 vs. the Three Months Ended January 31, 2002

         For the quarter ended January 31, 2003, feature film revenues were $152,724 as compared to $291,198 for the quarter ended January 31, 2002. The decrease of $138,474 results primarily from decreased royalties on the Company's feature film library.

         Costs and expenses similarly decreased to $148,263 for the quarter ended January 31, 2003 as compared to $248,712 during the quarter ended January 31, 2002. This decrease of $100,449 is due to the decrease in professional fees, specifically legal and accounting, and reduction of officer's salaries.

         The Company's had a gain from discontinued operations of $-0- during the quarter ended January 31, 2003 as compared to a $149 gain during the quarter ended January 31, 2002. This decrease resulted from the fact that the operations of Animal Town were discontinued during the quarter ended October 31, 2001.

         The Company had net income of $5,265 for the quarter ended January 31, 2003 as compared to net income of $42,296 for the quarter ended January 31, 2002. During the quarters ended January 31, 2003 and 2002, the Company had no provision for income taxes due to its net operating loss carryovers.

The Nine Months Ended January 31, 2003 vs. the Nine Months Ended
January 31, 2002

         For the nine months ended January 31, 2003, feature film revenues were $355,204 as compared to $520,741 for the nine months ended January 31, 2002. The decrease of $165,537 principally related to decreased domestic and foreign distribution revenues from feature films in the Company's film library during the nine months ended January 31, 2003.

         During the nine months ended January 31, 2003, the Company recorded a write-down in development costs of $118,617 that the Company does not expect to recover. General and administrative costs decreased from $569,234 for the nine months ended January 31, 2002 to $419,193 for the nine months ended January 31, 2003. The decrease resulted principally from decreasing legal and accounting fees and accounting, and reduction of officer's salaries.

         During the nine months ended January 31, 2003, the Company recorded income of $100,000 from the sale of part of its film library and $33,043 from the sale of its Animal Town subsidiary.

         The Company's loss from discontinued operations, decreased from $71,298 during the nine months ended January 31, 2002 to income of $149 during the nine months ended January 31, 2003. This decrease in the loss results primarily from the significantly reduced operations of Animal Town during the nine months ended January 31, 2003 as compared to the same period last year.

         The Company had a net income of $69,959 for the nine months ended January 31, 2003 as compared to a net loss of $366,495 for the nine months ended January 31, 2002. The increase in net income resulted primarily from significantly decreased professional fees during the nine months ended January 31, 2003, as discussed above and other income from the sale of part of the Company's film library and one of its subsidiaries, for which there were no comparable sales during the nine months ended January 31, 2002. During the nine months ended January 31, 2003 and 2002, the Company had no significant provision for income taxes due to its net operating loss carryovers.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of working capital during the three and nine month periods ended January 31, 2003 was motion picture royalty income. The Company expects to have sufficient capital to fund its operations for at least the next 12 months.

         For the nine months ended January 31, 2003, the Company's net cash flow used in operating activities was $55,571 compared to net cash provided by operations of $92,175 for the comparable nine month prior year period. The Company also received cash of $100,000 from the sale of part of its film library during the nine months ended January 31, 2003. The Company had cash of $66,814 as of January 31, 2003 compared to $85,036 at January 31, 2002.

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

Sensory Lighting and Sound, Inc. v. Kings Road Entertainment Inc., et al.
-------------------------------------------------------------------------

         On August 15, 2001, Sensory Lighting and Sound, Inc. filed suit against the Company and KRTR, Inc. with the Civil Court of the City of New York, case no. 026893 CVN 2001 seeking payment of $14,080 for lighting equipment rental in connection with the play "End of the World Party." This suit was settled for the amount of $ 7,500, released and discharged on December 6, 2002. On December 16, 2002 a Stipulation of Discontinuance was filed.

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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our shareholders during the quarter ended January 31, 2003.

Item 5. Other Information.

Revocation of October 7, 2002 Appointments
------------------------------------------

         On November 10, 2002, subsequent to the period covered by this report, and due to unforeseen circumstances, the Company was forced to revoke the resolution of October 7, 2002. That October 7, 2002 resolution authorized the appointment of Michael Berresheim to the Board of Directors and to replace H. Martin DeFrank as President of the Corporation effective as at January 1, 2003. That resolution additionally recognized the resignation of Geraldine Blecker as the managing director of the Company's European subsidiary, Kings Road Productions, Gmbh, sought to sell 80% of its equity in Kings Road Productions, Gmbh, and lastly, sought to immediately liquidate or dissolve its subsidiary Kings Road to Fame, a Delaware corporation.

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

                                                 KINGS ROAD ENTERTAINMENT, INC.



                                                 /s/ Geraldine Blecker
Date:   December 5, 2003                         -------------------------------
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer



                                                 /s/ H. Martin DeFrank
Date:   December 5, 2003                         -------------------------------
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer