Form 10KSB
period 2003-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2004-03-30
CIK 773588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2003             Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

         Delaware                                                95-3587522
(State or other jurisdiction                                  (I.R.S. Employer
       of incorporation)                                     Identification No.)


                   447 B Doheny Drive, Beverly Hills, CA 90210
                     (Address of principal executive office)

         Issuer's telephone number:  310-278 9975

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $ 548,944

         As of February 10, 2004, the aggregate market value of the voting stock held by non-affiliates (based on the average of the closing bid and ask prices of $ 0.08 as reported on the Pink Sheets) was $ 172,041, calculated on the basis of 2,150,523 shares held by non-affiliates according to the beneficial ownership tables.

         As of February 10, 2004 the registrant had 3,857,770 shares of its common stock outstanding.

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

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

General

         Kings Road Entertainment, Inc. ("Company" or "Registrant"), incorporated in Delaware in 1980, has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the domestic market) and all other countries and territories of the world (the international market). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. There have been 17 additional pictures theatrically released in the domestic market and seven pictures have been released directly to the domestic home video or pay television market.

Business Development

         Subsequent to the fiscal year end April 30, 1995, the Company has not produced any new films and has derived revenues principally from the exploitation of films produced prior to April 30, 1995. Following the death on October 4, 1996 of Mr. Stephen Friedman, the Company's founder and then Chairman of the Board of Directors and Chief Executive Officer, the Company has explored various business options.

         On November 6, 1998, pursuant to a Stock Acquisition Agreement, FAB Capital Corporation ("FAB"), MBO Music Verlag GmbH ("MBO"), West Union Leasing Ltd. ("West") and RAS Securities Corp. (collectively, the "Acquirers") purchased 962,360 shares of the Company's common stock (approximately 50.3% of the Company's then outstanding common stock) from the Estate of Stephen Friedman ("Estate") and Christopher Trunkey, the former Chief Financial Officer of the Company, for a purchase price of $2.35 per share or $2,261,546 in the aggregate. In addition, Music Action Ltd. ("MAC") agreed that it would, as soon as practicable but in any event within 120 days after November 6, 1998, make or cause to be made an offer to each of the Company's shareholders other than the Acquirers, the Estate and Mr. Trunkey, for the purchase of up to ninety percent (90%) of such shareholder's shares at a price of $2.35 per share ("Purchase Offer"). On February 3, 1999, the Stock Acquisition Agreement was amended to eliminate the Purchase Offer due to the fact that the Company's closing share price exceeded the $2.35 Purchase Offer price for the previous 10 trading days.

         On November 9, 1998, the Company acquired 2,393,235 shares of Immediate Entertainment Group, Inc. ("Immediate"), approximately 19% of Immediate's then outstanding common stock, for an aggregate of $2,300,000 in cash, 1,477,567 newly issued shares of the Company's common stock and a note payable to the sellers of the stock for $210,803 that was subsequently cancelled, by a revised agreement between the parties, in exchange for the cancellation of other obligations due from entities that were either affiliated or related to Immediate. Immediate was an entertainment holding company that provided services relating to music production, audio recording, CD manufacturing, film soundtrack and script development and operated a mail order music club. The Company, after carefully evaluating the carrying value of its investment in Immediate, decided to effect a complete write down during the year ended April 30, 2000. This decision was based upon Immediate's continued operating losses, changes in management, a "going concern" opinion rendered by Immediate's auditors, a material decrease in the trading price of Immediate's common stock and the subsequent filing of certain insolvency proceedings in Germany by the principal operating subsidiary of Immediate. The Company does not believe that it will recover any portion of the investment in Immediate.

Animal Town

         On August 31, 2000, the Company completed the acquisition of Animal Town, Inc. ("Animal Town"), a privately-held direct mail order catalogue company that markets children's toys, games, crafts and books specializing in cooperative play and development, animal protection and environmental awareness. The Company acquired all of the outstanding common stock of Animal Town in exchange for approximately $12,000 in cash, a note payable in the amount of $39,000 to the seller of the common stock and the issuance of 77,000 shares of the Company's common stock, the exact number of shares determined based upon a debt-for-equity exchange offer made to existing Animal Town creditors that commenced on September 29, 2000 and was concluded on January 29, 2001. The Company also agreed, on an interim basis in advance of the closing of the acquisition, to provide a secured credit facility in order for Animal Town to immediately commence production of a Fall 2000 catalog. The credit facility to Animal Town was consummated, which allowed for the production, printing and subsequent distribution of over 600,000 catalogs, and was collateralized by Animal Town's entire inventory, trademarks and proprietary customer list.

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

         In April 2002 the Company decided to transfer all its rights and interest in Animal Town to a Florida corporation headed by a former Company Director and Company Officer, Mr. David Dube, in exchange for the assumption of Animal Town's liabilities by the new owner. The Company does not expect to undertake any future mail order catalogue sales operations. Pursuant to a subsequent agreement with Mr. Dube, on August 15, 2002, the Company transferred its ownership in Animal Town to Peak Partners, a Florida corporation headed by Mr. Dube.

KRTR Inc.

         On August 10, 2000, the Company incorporated the wholly-owned subsidiary KRTR, Inc. with its registered office situated at 12. E. 33rd St., New York, NY 10016, for the purpose of theatre production.

         On August 31, 2000, the Company announced that it had entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party." Originally planned as a joint venture with the play's producer, Timothy C. Raney, the joint-venture agreement was never finalized. Managing director was the Company's former Director, President and Chief Operating Officer, Mr. David Dube. The play opened November 9, 2000 and received a substantial number of favorable press reviews.

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

         The Company does not expect to undertake any future production activities with respect to live performances. KRTR has consequently been inactive since such operations ceased. KRTR is in the process of being dissolved, which should be finalized as soon as its 2003 tax returns have been filed with the State of New York.

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

         The name of the Reboost which was renamed Frame Spotting Media GmbH on February 5, 2001, was changed to Kings Road Productions (Europe) GmbH, with a registered office located at Gerauerstr. 58 a, D-64546 Moerfelden-Walldorf, Germany.

         On May 31, 2001, MBO Media having failed to repay the Hasmanis Advance, the Company agreed to accept the 35,500 shares of Reboost held by MBO Media in full satisfaction of the Hasmanis Advance, whereupon the Company owned of record 100% of the shares of Kings Road Productions (Europe) GmbH.

         Mr. Berresheim was the managing director of Kings Road Productions (Europe) GmbH (formerly Reboost) from its inception until his resignation on May 2, 2002, whereupon Ms. Geraldine Blecker took over this position.

         Although this subsidiary was acquired in order to qualify for European regional and national film subsidies and to be eligible for the various tax incentives accessible within the European film industry for the purposes of film and TV production, it continues to be a drain on the Company's reserves, since it has not produced anything since its inception. Shortly after the acquisition of this subsidiary it became clear that the Company could not support this subsidiary with the funds required to operate its European business. This was due to the considerable overspending involved in sustaining the US subsidiaries of Animal Town and KRTR. Management is currently taking steps to dissolve this entity.

         In early January 2004, Mr. Joachen Kley, who assumed the position of managing director in June 2003 was forced to resign due to a serious illness; Ms. Blecker reassumed this position and is now taking the necessary steps to recover all documentation in order to shut down this entity as soon as possible, either by outright sale or putting it into liquidation. Taking the current situation of the German film industry into account and this subsidiary's total lack of self-sufficiency, it is evident that it is unlikely to operate effectively in the near future and would otherwise continue to be a drain on the parent company.

Development

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

Production

         Once a project is fully financed, the Company attempts to produce a picture at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining only a small staff and by renting production facilities and engaging production staff only as required. The Company has generally produced pictures that have had a cost of production between $1,000,000 and $10,000,000 and did not exceed their budgeted cost. Although the Company's past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

         As of April 30, 2002, the Company has produced (or co-produced) 25 pictures, 18 of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:


      Title                                    Principal Cast                             Release Date
     ----------------------------------------------------------------------------------------------------
      All of Me                                Steve Martin, Lily Tomlin                  September 1984

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

         Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including HBO Video, Paramount Pictures, Live Home Video and Trimark Pictures. These video distributors, in turn, sell videocassettes to video retailers that rent or sell videocassettes to consumers. During the year ended April 30, 1999, the Company licensed the home video and DVD rights for the United States and Canada to 19 of its pictures to Trimark Pictures. All but one of the pictures had been previously released.

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

Employees

         As of April 30, 2003, the Company employed three full-time employees. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures. (Please see Item 9 - Significant Employees.)

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

Patents Trademarks and Other Intellectual Property

              The Company owns distribution rights in all North American territories (US & Canada) to all media in regard to 14 completed motion pictures and additionally retains ownership to all world rights in all media to one motion picture (Knights). In most cases, the Company owns all remake, prequel, sequel and TV film and series rights to all motion picture properties. Additionally, the Company has legal ownership of certain intellectual properties in the form of 10 screenplays and the corresponding underlying rights in all but two cases (The Magic Mountain, Leaving Cheyenne).

Reports to Security Holders

         Copies of the Company's periodic reports, as filed with the Securities and Exchange Commission are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "Kings Road Entertainment."

ITEM 2. DESCRIPTION OF PROPERTY

         On November 15, 2003, subsequent to the period covered by this report, the Company's registered office was changed from 5743 NW 66th Ave., Parkland, FL 33067-1330 to 447 B Doheny Drive, Beverly Hills, CA 90210. This property comprises yearly leased accommodation of approximately 500 square feet at a monthly rent of $1,400.

         On June 7, 2002, the Company established an additional office at 67 Wall St., Suite 2211, New York NY10005, at a monthly cost of $ 87, in order to centralize and expedite operations. The Company continues to maintain representation in London, England, and Frankfurt, Germany, in the form of agents, who utilize their own residences for work involving the Company.

         Since 1999, the Company maintains a 3-unit storage facility in Mission Hills, CA, rented from Stor America at an annual cost of $3,300. These units contain all the Company's film materials: i.e. reels, artwork, etc.

         The Company does not own or intend to acquire production facilities and will rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Kelrom Agency, Inc. v. Kings Road Entertainment Inc., et al.

         On April 30, 2001, Kelrom Agency, Inc. filed suit against the Company and its wholly-owned subsidiary KRTR, Inc. with the Civil Court of the City of New York. Case no. (or Index) 013294 CVN 2001, seeking payment of $5,968 related to theater advertising for the play "End of the World Party." This suit was subsequently settled for the amount of $ 2,500, released and discharged on November 13, 2002. On February 15, 2003 a Stipulation of Discontinuance was filed.

         Demand for Investigation by Shareholders Action Committee

         On April 17, 2003, subsequent to the period covered by this report, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

         Rigel USA Inc. vs. Kings Road Entertainment, Inc., et al.

         On July 31, 2003, subsequent to the date of this report, Rigel USA Inc., a California corporation, filed suit in the Superior Court of California, County of Los Angeles, case number BC300041, in which the plaintiff alleges causes of action against the Company, Micky Berresheim, and Ken Aguado for breach of contract, promissory estoppel, breach of implied in law contract, breach of implied in fact contract, declaratory relief and unfair competition. The plaintiff claims to have entered into an oral agreement with the Company in the fall of 2001 to modify a written agreement between the Company and the plaintiff's predecessor by which the Company's predecessor had obtained an option of "the exclusive right to acquire sequel and remake rights for television motion pictures and series" based on the series of the theatrical motion picture entitled "Kickboxer." The purported oral modification consisted of the Company's waiver of: (1) the requirement that principal photography of the first movie must commence on or before November 30, 2001 (or all rights would revert to the Company) and (2) the "theatrical release restriction" (i.e. the Company's reservation of the right to make theatrical motion pictures based on the "Kickboxer" motion pictures). The plaintiff claims that it would pay $20,000 following the execution of the written version of the purported oral modification by denying the purported terms of the oral modification. The plaintiff seeks, inter alia, five million dollars ($5,000,000) plus punitive damages in an unstated amount and a declaration that the Company waived in perpetuity any requirement regarding the commencement of principal photography and that the Company granted to the plaintiff rights in the "Kickboxer" motion pictures. The Company has answered the complaint by denying the material allegations thereof and asserting numerous affirmative defenses. Discovery for this matter has just begun, as have settlement discussions. If the case is not settled, the Company intends to vigorously defend the lawsuit, as it believes it has meritorious defenses.

         Second Demand Letter from the Shareholders Action Committee

         Subsequent to the period covered by this report, the Company received a letter dated November 10, 2003 from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The inquiry as conducted by the independent counsel was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel. The Board has recently appointed new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders. The inquiry is now proceeding at a satisfactory pace and the Board expects to receive a status report in the very near future.

         Demand and Notice For Annual Meeting

         Subsequent to the period covered by this report, the Board received a Letter dated November 17, 2003, from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim through his counsel was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current and the Company had received the report from the independent counsel pertaining to the Demand of the Shareholders Action Committee.

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


                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Pink Sheets under the symbol:
"KREN.PK." The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 2002 and 2003:

     Fiscal Year 2002                                  High         Low
     ----------------                                  ----         ---
     First Quarter                                     0.135        0.11
     Second Quarter                                    0.055        0.05
     Third Quarter                                     0.15         0.07
     Fourth Quarter                                    0.22         0.16

     Fiscal Year 2003                                  High         Low
     ----------------                                  ----         ---
     First Quarter                                     0.050        0.040
     Second Quarter                                    0.050        0.020
     Third Quarter                                     0.080        0.030
     Fourth Quarter                                    0.100        0.040

Holders

         As of February 10, 2004, the Company had approximately 264 stockholders of record.

         In October 1999, the Company's common stock was de-listed from the NASDAQ SmallCap Market because the Company failed to meet certain minimum listing maintenance criteria set by NASDAQ and on September 17, 2002 the Company was delisted from the OTC Bulletin Board for failing to meet its eligibility requirements. The Company continues to fail in meeting the listing requirements.

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

         In April 2002 the Company decided to transfer all its rights and interest in Animal Town to a Florida corporation headed by former Company Director and Company Officer Mr. David Dube in exchange for the assumption of Animal Town's liabilities by the new owner. The Company does not expect to undertake any future mail order catalogue sales operations. Pursuant to a subsequent agreement with Mr. Dube, on August 15, 2002, the Company transferred its share in Animal Town to Peak Partners, a Florida corporation headed by Mr. Dube.

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

Overview

         During the years ended April 30, 2003 and 2002, the Company did not produce any films. The Company's most recent picture, The Redemption, was completed in early 1995 and premiered on Home Box Office pay television in August 1995. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (See "Item 1. - Description of Business").

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

         Demand for Investigation by Shareholders Action Committee

         On April 17, 2003, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

         Second Demand Letter from the Shareholders Action Committee

         Subsequent to the period covered by this report, the Company received a letter dated November 10, 2003 from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The inquiry as conducted by the independent counsel was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel. The Board has recently appointed new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders. The inquiry is now proceeding at a satisfactory pace and the Board expects to receive a status report in the very near future.

         Demand and Notice of  For Annual Meeting

         Subsequent to the period covered by this report, the Board received a Letter dated November 17, 2003, from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim through his counsel was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current and the Company had received the report from the independent counsel pertaining to the Demand of the Shareholders Action Committee.

Results of Operations

         For the year ended April 30, 2003, feature film revenues were approximately $626,000 as compared to approximately $606,000 for the year ended April 30, 2002. The slight increase in feature film revenues resulted primarily from increased domestic and foreign distribution revenues from feature films in the Company's library. The increase is the result of managment's efforts to televise and distribute in video and DVD the Company's film library.

         Until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will decline. Expenses related to impairment of film development costs were approximately $0 and $118,600 for the years ended
April 30, 2003 and 2002, respectively. The decrease resulted primarily because of the amortization of all production costs as of April 30, 2002.

         Selling expenses were approximately $0 and $61,600 for the years ended April 30, 2003 and 2002, respectively. This decrease resulted primarily from commissions payable to the Company's sales agent handling foreign distribution of the Company's film library in 2002.

         General and administrative costs were approximately $546,000 and $723,000 for the years ended April 30, 2003 and 2002, respectively, a decrease of approximately $177,000. This resulted primarily from reducing and ending legal and accounting services as the Company resolved some of its litigation in 2003. Included in operating expenses for 2003 was $28,000 as the value of shares of common stock issued to officers and directors for services performed.

         The Company recorded an impairment of goodwill and development costs of approximately $68,000 in the year ended April 30, 2002 because it was unable to establish the ability to successfully market some of the projects it had under development.

         Interest expense decreased to approximately $1,000 during the year ended April 30, 2003 from the year ended April 30, 2002. This decrease resulted primarily from paying off past due accounts payable in 2002.

         During the year ended April 30, 2002, the Company recorded a gain on forgiveness of debt of approximately $16,100, principally reflecting the Company's settlement of liabilities at less than the recorded amount.

        During the year ended April 30, 2003 the Company recorded a gain of $100,000 from the sale of all rights to its 4-picture martial arts film package to Moonstone Entertainment. During this same period, the Company entered into a sub-publishing agreement with Cherry Lane Music Publishing for an advance of $100,000. This sale will result in lower on going royalties from the Company's music rights.

         During the year ended April 30, 2003, the Company incurred a net income of approximately $193,000 versus a net loss of approximately $421,000 during the year ended April 30, 2002. The income for the year ended April 30, 2003 resulted primarily from the increased revenues of the Company which were improved by decreases in general and administrative expenses, principally due to the factor of lower legal and accounting expenses. Included in the net income (loss) were gain (losses) from discontinued operations of approximately $33,000 and ($71,300), respectively. These gains and losses relate to the Animal Town operations as explained above.

         During the years ended April 30, 2003 and 2002, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $ 15,200,000, which may be offset against future taxable income.

Liquidity and Capital Resources

         The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2003 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources and licensing income will be sufficient to fund its ongoing operations.

         During the year ended April 30, 2003, the Company's operating activities used approximately $77,200 of cash that was primarily due to an increase in accounts receivable. The Company generated cash of $100,000 from the sale of the music rights to 4 of its films. During the year ended April 30, 2002, the Company's operating activities generated approximately $18,000 of cash that was primarily used to repay notes payable. The Company had cash of approximately $50,700 and $27,900 at April 30, 2003 and 2002, respectively.

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

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-2.

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


                                                                        Expiration
Name                  Age     Position                                  of Term
----------------------------------------------------------------------------------
Geraldine Blecker     57      Director, Chief Executive Officer, Vice   2004
                              President and Company Secretary
                              Ms. Blecker took over as CEO
                              on 5th March 2002

H. Martin DeFrank     56      Director, President, and Chief            2004
                              Operating Officer
                              Mr. DeFrank took over as President on
                              5th March 2002

Philip M. Holmes      53      Director                                  2004
                              Mr. Holmes was appointed
                              to the Board on October
                              16, 2003, upon the
                              resignation of Mr.
                              Wolfgang Stangl


         There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

Executive Officers and Directors

         GERALDINE BLECKER has been a director and Vice President of the Company since April 2001, coordinating the Company's on-going film script development activities and international production. In March 2001 Ms. Blecker took over as Company Secretary and on March 5, 2002, she took over as Chief Executive Officer from Mr. Michael Berresheim. With a solid background in music and the performing arts, Ms. Blecker moved on to become an active film and television screenwriter, lyricist, musical supervisor and script consultant for numerous productions and production companies, (Europe's ZDF, HR, SFB, WDR, SAT 1, networks, (SCHLOSS & SIEGEL, Cannes Film Festival entry and winner of the Max Orphuls prize for best screenplay), as well as a developer of film and television product for a variety of companies in Germany and the UK (BBC, ATV, London Weekend, TaunusFilm, Traumwerk, FFP Entertainment, Madbox Filmtrick, TempoMedia, U5 Film). In addition to founding BSS Music Publishing Company in 1985, Ms. Blecker was founder and managing director of PDN Media GmbH, formed in 1997 to develop and package multimedia product for the international market. She has worked as a TV journalist for RTL, ZDF and Deutsche Bank TV and as a freelance print journalist for a variety of music and film publications. Ms. Blecker studied music and performing arts at California's Pasadena Playhouse and attended London's National Film and Television School (specializing in production).

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

         PHILIP MICHAEL HOLMES began his career in the UK as an apprentice Radio and TV Technician before moving into accounting at the Post Office for four years prior to his relocation to Germany in 1978. He successfully completed commercial accounting studies in Munich in 1985 whilst working as Chief Accountant for Ansell, an Australian distributor of household rubber goods, from 1980 to 1986. He then joined the process automation division of an American Company, Combustion Engineering Inc. in their European Headquarters in Germany as their CFO for Central Europe from 1986 thru 1991 and accompanied their merger with ABB in 1989. From 1991 thru 1997 he was CFO for two US and German based software companies before becoming self-employed in 1997 as a business consultant. Most notable achievement was accompanying the start-up of a cable TV company in 1998 as a co-investor, financial consultant and acting CFO thru to its private placement in 2000 for (euro) 176 million bringing a 400% return for its investors. In 2001 he accompanied the start-up phase of a new cable TV venture in Germany and was co-founder and main investor of Audio Elevation GmbH, a manufacturer of high-end sub-woofers. In 2002 he set up with his business partners the PFS - PRO Finance Services GmbH, a finance consulting company concentrating on start-ups, financing, mergers and acquisitions and IPO consulting. His activities as a business consultant with PFS include accompanying start-ups in the very different areas of cross-media document management, designers of customized business software, and manufacturers of environmental technology.

Significant Employees

         The Company is currently being run by two of its Directors, H. Martin DeFrank, who, as current President and Chief Operating Officer, deals with global rights management and the basic corporate administration from Los Angeles.

         Geraldine Blecker, as Chief Executive Officer, is responsible for overseeing all aspects of Company administration. In her function as Company Secretary, she is also the keeper of all Corporate Records and Minutes. Based in Europe (Frankfurt), Ms. Blecker is additionally in charge of all international feature film co-production. Mr. DeFrank is actively involved in creative media production and currently concerned with certain franchises (remakes, sequels, TV-series) of the Company's feature film product.

Family Relationships

         There are no family relationships between any of the directors or executive officers.

Involvement In Certain Legal Proceedings

         During the past five years, no present director, executive officer or person nominated to become a director or an executive officer, promoter or control person of the Company:

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

         Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended April 30, 2003, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the initial Forms 3 and 4 of each officer and director was filed late.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2003 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                    Annual Compensation                         Awards
                                    Payouts
-------------------------------------------------------------------------------------------------------------------
                                                                                    Securities             All
                                                          Other                     Underlying             Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts   sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)       ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)       (i)
-------------------------------------------------------------------------------------------------------------------
Michael L. Berresheim    2003    $0          0            $0           0            0            0          0
Former, CEO, and         2002    $120,000    0            $0           0            0            0          0
President *              2001    $120,000    $5,000       $0           0            0            0          0

David W. Dube            2003    $0          0            $0           0            0            0          0
Former President,        2002    $0          0            $0           0            0            0          0
COO, and CFO**           2001    $100,000    0            $0           50,000 (1)   0            0          0

H. Martin DeFrank        2003    $42,000     $3,000       $0           0            0            0          0
COO, President           2002    $36,000     $3,000       $0           100,000 (2)  0            0          0
CFO                      2001    $36,000     $0           $0           0            0            0          0
0

Geraldine Blecker        2003    $42,000     $3,000       $0           0            0            0          0
CEO, Vice President      2002    $36,000     $3,000       $0           100,000 (2)  0            0          0
Secretary                2001    $36,000     $0           $0           0            0            0          0
0

James P. Leaderer        2003    $0          0            $0           0            0            0          0
Former Director          2002    $0          0            $0           0            0            0          0
                         2001    $0          0            $0           50,000 (1)   0            0          0

---------------------

PLEASE NOTE THAT MANAGEMENT SALARIES WERE RAISED ON SEPTEMBER 1, 2003.

         *        Mr. Beresheim ceased to be an officer in March 2002.

         **       Mr. Dube ceased to be an officer in March 2001.

         (1) See Option Grants, Exercises and Year-End Values immediately below.

         (2) Shares granted on May 22, 2002 as compensation for future services to the Company.

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

         The vesting period for this Option commenced on the one-year anniversary that each individual became a director. In these cases, the vesting period commenced on April 1, 1999. At any time on or after April 1, 2000, but before April 1, 2001, they may purchase or have purchased under this Option up to 25,000 Shares; on or after April 1, 2001, they may purchase or have purchased all of the Number of Shares. They can never exercise the Option for more than the Number of Shares or after the Expiration Date (in each case as adjusted under the Terms of the Plan).

         These Options were, however, cancelled on April 20, 2001 in accordance with a Board Resolution of that date and were replaced by the issuance of 100,000 shares in the aggregate of common stock of the Company to David W. Dube and James P. Leaderer as per Officer's Certificate dated August 18, 2001.

         Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2003. No options were granted or exercised during the year ended April 30, 2003.

Option Grants Table

         The following tables reflect certain information with respect to stock options granted under the Company's stock option plans to certain executive officers and directors up through the end of the fiscal year.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                          Number Of         % Of Total
                          Securities        Options
                          Underlying        Granted To        Exercise
                          Options           Employees         Or Base
                          Granted           In Fiscal         Price             Expiration
Name                      (#)               Year(%)           ($/Sh)            Date
-------------------------------------------------------------------------------------------------------------------
H. Martin DeFrank          0                 0                 0                0
Geraldine Blecker          0                 0                 0                0
Philip Michael Holmes      0                 0                 0                0

No options were granted or exercised during the year ended April 30, 2003.

Option Exercise and Year End-Value Table

         The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2003:

              Aggregated options/SAR exercises in last fiscal year
                            and end option/SAR value.

                                                                                   Value of Unexercised
                                              Number of Unexercised                In-the-Money Options
                                             Options at April 30, 2003               at April 30, 2003
                                             -------------------------             ---------------------
                Name                     Exercisable       Unexercisable        Exercisable       Unexercisable

                N/A                          -                   -                   -                  -

         There are no outstanding options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

         The following table sets forth certain information, as of February 10, 2004 concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

                                                                    Number of                   Percent of
          Name and Address of Beneficial Owner                      Shares                      Class
          MBO Musikverlags, GmbH                                    577,479 (1)                 14.97%
          Gerauer Street
          58A Moerfelden
          Walldorf, Germany  64546

          MBO Media, GmbH                                           373,350 (1)                 9.68%
          Gerauer Street
          58A Moerfelden
          Walldorf, Germany  64546

          Parkland AG                                               556,418 (1)                 14.42%
          5743 NW 66hth Avenue
          Parkland, FL 33067

          Total                                                     1,507,247                   39.07%

------------------------------------------------------------------------------
(1) Michael Berresheim, a former officer and director of the Company, is the sole shareholder of MBO Media, GmbH which was formerly MBO Musikverlags, GmbH. Michael Berresheim is also the controlling shareholder of Parkland AG, which subsequent to the period covered by this report has changed its name to Kings Road Enterprises Corp. with its offices at 1001 East Sample Road, Suite 8W, Pompano Beach, Florida 33064. Therefore, in effect, Michael Berresheim controls 39.07% of the Company's outstanding common stock. Additionally, the Company has been advised of a claim of ownership by MBO, as successor-in-interest to West Union Leasing Limited, and to 150,000 shares owned by Robert H. Jaffe & Associates, P.A. as trustee for Lancaster Consultants, Inc. and Robert H. Jaffe & Associates, P.A. In the event that MBO Musikverlags Gmbh is determined to be the owner of such shares, the ownership of common stock by entities controlled by Michael Berresheim would increase to 1,657,247 shares or 42.96% of the Company's outstanding common stock.

Total shares Common Stock outstanding as of February 10, 2004 was 3,857,770

Security Ownership of Management

         The following table sets forth, as of February 10, 2004, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

              Name and Address of Directors/Officers                Number of                   Percent of
                 And Number of Persons in Group                       Shares                      Class


              Geraldine Blecker                                      100,000                       2.59%
              Director, CEO, Vice President and Secretary
              Wetteraustr 23
              Frankfurt, Germany 60389

              H. Martin DeFrank                                      100,000                       2.59%
              Director, COO, President
              447 B Doheny Drive,
              Beverly Hills, CA 90210

              Philip Michael Holmes                                     0                          0.0%
              Director
              Pastor-Klein-Str. 17 D
              D-56068 Koblenz
              Germany

              All Executive Officers and
              Directors as a Group (3 persons)                       200,000                      5.18%

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

Securities Authorized for Issuance Under Equity Compensation Plans

                  ---------------------------------- --------------------- ------------------- ----------------------
                                                          Number of         Weighted-average   Number of securities
                                                       Securities to be    exercise price of    remaining available
                                                         issued upon          outstanding       for future issuance
                                                         exercise of       options, warrants       under equity
                                                         outstanding           and rights       compensation plans
                                                      options, warrants                             (excluding
                                                          and rights                           securities reflected
                                                                                                  in column (a))
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                             (a)                  (b)                   (c)

                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  approved by security holders(1)             -                    $-                    -
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans
                  Not approved by security                    -                    $-                    -
                  holders(2)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                       -                    $-                    -
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 23, 2001, the Company along with Joachen Hasmanis entered into an agreement with the shareholders of Reboost GmbH, a German limited company ("Reboost"), under which the Company would purchase 50% of the shares of Reboost and Mr. Hasmanis would purchase 50% of the shares of Reboost. Pursuant to the terms of the agreement, the Company would purchase a total of 30,500 shares of Reboost as follows:

        (a) 25,000 shares of Reboost from MBO Media GmbH (formerly MBO Musikverlags GmbH, a company owned and controlled by Michael Berresheim) for $20,200;

        (b) 5,000 shares of Reboost from Oliver Schwichtenberg, for $4,050;

        (c) 5,000 shares of Reboost from Erik Poth, for $4050; and,

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

         The name of the Reboost which was renamed Frame Spotting Media GmbH on February 5, 2001, was changed to Kings Road Productions (Europe) GmbH, with a registered office located at Gerauerstr. 58 a, D-64546 Moerfelden-Walldorf, Germany.

         On May 31, 2001, MBO Media having failed to repay the Hasmanis Advance, the Company agreed to accept the 35,500 shares of Reboost held by MBO Media in full satisfaction of the Hasmanis Advance, whereupon the Company owned of record 100% of the shares of Kings Road Productions (Europe) GmbH.

         Mr. Berresheim was the managing director of Kings Road Productions (Europe) GmbH (formerly Reboost) from its inception until his resignation on May 2, 2002, whereupon Ms. Geraldine Blecker took over this position.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

3.1      Restated Certificate of Incorporation of Registrant (1)
3.2      Bylaws of Registrant (2)
10.1     1998 Stock Option Plan (1)
21       Subsidiaries of Registrant (3)
31**     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350
31**     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350
32**     906 Certification
         ---------------
        (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
        (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
        (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001 ** Filed Herewith

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

ITEM 15.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Independent Public Accountants

         The Company's independent accountants for the fiscal years ended April 30, 2003 and 2002 were HJ Associates & Consultants, LLP.

         (a) Audit Fees. For the fiscal years ended 2003 and 2002, the aggregate fees billed by HJ Associates & Consultants, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $80,093.

         (b) Audit-Related Fees. For the fiscal years ended 2003 and 2002 fees billed by HJ Associates & Consultants, LLP, were an aggregate $3,503 for any audit-related services other than as set forth in paragraph (a) above.

         (c) Tax Fees. For the fiscal years ended 2003 and 2002, HJ Associates & Consultants, LLP did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.


Date:  March 24, 2004                            /Geraldine Blecker/
                                                 _______________________________
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer





Date:  March 29, 2004                            /H. Martin DeFrank/
                                                 _______________________________
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2003

                                 C O N T E N T S

Independent Auditors' Report.............................................. F - 3

Consolidated Balance Sheet................................................ F - 4

Consolidated Statements of Operations..................................... F - 5

Consolidated Statements of Stockholders' Equity (Deficit)................. F - 7

Consolidated Statements of Cash Flows..................................... F - 8

Notes to the Consolidated Financial Statements............................ F - 9

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors
Kings Road Entertainment, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2003 and the results of their operations and their cash flows for the years ended April 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 10 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit working capital and stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 1, 2004

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                      ASSETS

                                                                                                     April 30,
                                                                                                       2003
CURRENT ASSETS

   Cash                                                                                         $           50,679
   Accounts receivable                                                                                     302,113
                                                                                                ------------------

     Total Current Assets                                                                                  352,792
                                                                                                ------------------

FIXED ASSETS, NET (Note 4)                                                                                       -
                                                                                                ------------------

OTHER ASSETS

   Film development costs, net (Note 2)                                                                     47,345
   Advances to shareholder, net (Note 8)                                                                         -
   Investments (Note 3)                                                                                          -
                                                                                                ------------------

     Total Other Assets                                                                                     47,345
                                                                                                ------------------

TOTAL ASSETS                                                                                    $          400,137
                                                                                                ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                             $           73,688
   Accrued expenses                                                                                        189,002
   Deferred revenue                                                                                         86,667
   Liabilities from discontinued operations (Note 9)                                                         4,000
                                                                                                ------------------

     Total Current Liabilities                                                                             353,357
                                                                                                ------------------

TOTAL LIABILITIES                                                                                          353,357
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 12,000,000 shares authorized,
    3,864,390 shares issued and outstanding                                                                 38,644
   Additional paid-in capital                                                                           24,932,655
   Accumulated deficit                                                                                 (24,924,519)
                                                                                                ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                                             46,780
                                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $          400,137

                                                                                                ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                      For the Years Ended
                                                                                           April 30,
                                                                                   2003                2002
                                                                           -------------------  ------------------
REVENUES

   Feature films                                                           $           626,163  $          605,965
                                                                           -------------------  ------------------

     Total Revenue                                                                     626,163             605,965
                                                                           -------------------  ------------------

COSTS AND EXPENSES

   Selling expenses                                                                          -              61,627
   Depreciation                                                                            684               1,429
   Impairment of goodwill                                                                    -              67,965
   Impairment of film development cost                                                       -             118,617
   General and administrative expenses                                                 545,481             723,058
                                                                           -------------------  ------------------

     Total Costs and Expenses                                                          546,165             972,696
                                                                           -------------------  ------------------

OPERATING INCOME (LOSS)                                                                 79,998            (366,731)
                                                                           -------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                         151                  38
   Other income                                                                            880               2,484
   Interest expense                                                                          -              (1,017)
   Bad debt expense - related party (Note 8)                                           (20,780)                  -
   Gain on forgiveness of debt                                                               -              16,147
   Gain on sale of assets                                                              100,000                   -
   Loss on disposal of fixed assets                                                          -                (450)
                                                                           -------------------  ------------------

     Total Other Income                                                                 80,251              17,202
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                      160,249            (349,529)

PROVISION FOR INCOME TAXES                                                                   -                   -
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                           160,249            (349,529)

DISCONTINUED OPERATIONS (Note 9)

   Gain on sale of subsidiary                                                           33,043                   -
   Loss on discontinued operations                                                           -             (71,298)
                                                                           -------------------  ------------------

     Total Discontinued Operations                                                      33,043             (71,298)
                                                                           -------------------  ------------------

NET INCOME (LOSS)                                                          $           193,392   $        (420,827)
                                                                           ===================  ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)

                                                                                      For the Years Ended
                                                                                           April 30,
                                                                                   2003                 2002
                                                                           -------------------  ------------------
BASIC INCOME (LOSS) PER SHARE

   Income (loss) before discontinued operations                            $              0.04  $            (0.10)
   Income (loss) from discontinued operations                                             0.01               (0.02)
                                                                           -------------------  ------------------
                                                                           $              0.05  $            (0.12)
                                                                           ===================  ==================

FULLY DILUTED (LOSS) PER SHARE

   Income (loss) before discontinued operations                            $              0.04  $            (0.10)
   Income (loss) from discontinued operations                                             0.01               (0.02)
                                                                           -------------------  ------------------

                                                                           $              0.05  $            (0.12)
                                                                           ===================  ==================

Weighted Average Number of Common Shares -
 Basic                                                                               3,852,335           3,664,390
                                                                           ===================  ==================
 Diluted                                                                             3,852,335           3,664,390
                                                                           ===================  ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                 Additional

                                                                     Common Stock                 Paid-in         Accumulated
                                                            --------------------------------
                                                                Shares           Amount           Capital           Deficit
                                                            ---------------  ---------------  ---------------  ---------------
Balance, April 30, 2001                                           3,664,390  $        36,644  $    24,906,655  $   (24,696,984)

Net loss for the year ended April 30, 2002                                -                -                -         (420,827)
                                                            ---------------  ---------------  ---------------  ---------------

Balance at April 30, 2002                                         3,664,390           36,644       24,906,655      (25,117,811)

Issuance of common stock for services                               200,000            2,000           26,000                -

Net income for the year ended April 30, 2003                              -                -                -          193,292
                                                            ---------------  ---------------  ---------------  ---------------

Balance, April 30, 2003                                     $     3,864,390  $        38,644  $    24,932,655  $   (24,924,519)
                                                            ===============  ===============  ===============  ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                       For the Years Ended
                                                                                            April 30,
                                                                                    2003                2002
                                                                            -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                        $           193,292  $          (420,827)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                                          684                1,429
     Impairment of goodwill                                                                   -               67,965
     Loss on disposal of fixed assets                                                         -                  450
     Common stock issued for services                                                    28,000                    -
     Bad debt expense - related party                                                    20,780                    -
     Gain on sale of assets                                                            (100,000)
     Gain on sale of subsidiary                                                         (33,043)
     Impairment of film development costs                                                     -              118,617
     Gain on forgiveness of debt                                                              -              (16,147)
   Changes in assets and liabilities:
     Decrease in accounts receivable                                                   (198,266)             116,429
     (Increase) decrease in inventories                                                       -               34,071
     (Increase) decrease in prepaid expenses                                                  -               99,673
     Increase to development film costs                                                  (5,540)             (34,105)
     Decrease in other assets                                                                 -                  148
     Decrease in accounts payable                                                       (67,332)             (12,155)
     Increase in accrued expenses                                                        32,712               30,011
     Increase (decrease) in deferred revenue                                             51,467               32,900
                                                                            -------------------  -------------------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     (77,246)              18,459
                                                                            -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of assets                                                                       100,000                    -
                                                                            -------------------  -------------------

   NET CASH USED IN INVESTING ACTIVITIES                                                100,000                    -
                                                                            -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of related party payable                                                        -               (40,154)
   Repayment of notes payable                                                                -                (5,000)
                                                                            -------------------  -------------------

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       -               (45,154)
                                                                            -------------------  -------------------

NET INCREASE (DECREASE) IN CASH                                                          22,754              (26,695)

CASH AT BEGINNING OF YEAR                                                                27,925               54,620
                                                                            -------------------  -------------------

CASH AT END OF YEAR                                                         $            50,679  $            27,925
                                                                            ===================  ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR

   Interest                                                                 $                 -  $                 -
   Income taxes                                                             $                 -  $                 -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                         $            28,000  $                 -

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              a. Organization

              The consolidated financial statements include those of Kings Road Entertainment, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany items and transactions have been eliminated in consolidation. The wholly-owned subsidiaries include Kings Road Productions (Europe) GmbH, (a German Corporation), which was active at April 30, 2003, Ticker, Inc., (a California corporation), which was inactive at April 30, 2003 and KRTR, Inc., (a New York corporation) which was inactive at April 30, 2003.

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

              During the years ended April 30, 2003, and 2002, the Company earned revenue from four significant customers of approximately $396,000 (73%) and $451,000 (74%), respectively, from feature film revenues. Revenues from foreign sources were approximately $-0-and $31,000 in 2003 and 2002, respectively.

              The Company has $86,667 of deferred revenue. The Company is following the guidelines of SOP 00-02 for film production and distribution.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d. Film Development Costs

              Film development costs, including any related interest and overhead,are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecasts method set forth in FASB Statement No. 53
              ("FASB 53") is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the years ended April 30, 2003 and 2002, the Company recognized $-0-, and $118,617, respectively of film development impairment costs.

              e. Newly Issued Accounting Pronouncements

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

              In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
              144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of the applicable provisions of SFAS 146 did not have an effect in our consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

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

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Depreciation and Amortization

              Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

              h. Concentration of Credit Risk

              The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2003, none of the Company's accounts receivable were from foreign distributors.

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

              j.Impairment of Long-Lived Assets and Long-Lived Assets to be
                Disposed of

              The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of and SFAS No. 142 "Goodwill and other intangible assets". These statements require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 2 -      FILM DEVELOPMENT COSTS

              Film development costs relate to projects not yet in production and totaled $47,345 at April 30, 2003, net of an allowance of $30,000.

              No interest or overhead was capitalized to film or development costs during the years ended April 30, 2003 and 2002, as no new motion pictures were produced during those periods.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 4 -      FIXED ASSETS

              Fixed assets of the Company at April 30, 2003 consist of office equipment with a cost of $5,993 and accumulated depreciation of $5,993.

NOTE 5 -      COMMON STOCK

              In May of 2002, the Company issued 100,000 shares of common stock each to two officers and directors of the Company for services rendered. The shares were valued at their fair market value.

NOTE 6 -      INCOME TAXES

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

              Net deferred tax assets consist of the following components as of April 30, 2003 and 2002:

                                                2003                2002
                                         ------------------  ------------------
              Deferred tax assets:
                NOL Carryover            $        5,947,600  $        5,993,092
                Depreciation                              -                 137

              Deferred tax liabilities:
                Depreciation                              -                   -

              Valuation allowance                (5,947,600)         (5,993,229)
                                         ------------------  ------------------

              Net deferred tax asset     $                -  $                -
                                         ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2003 and 2002 due to the following:

                                                               2003                2002
                                                        ------------------  ------------------
              Book income (loss)                        $           45,270  $         (140,631)
              Meals and entertainment                                  115                 147
              State tax                                             (3,150)             (1,600)
              Loss on sale of assets                                     -                 (27)
              Depreciation                                               -                 237
              NOL utilization                                      (59,890)                  -
              Stock for services/options expense                    10,920                   -
              Foreign subsidiary                                     6,735                   -
              Valuation allowance                                        -             141,874
                                                        ------------------  ------------------

                                                        $                -  $                -
                                                        ==================  ==================

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 6 -      INCOME TAXES (Continued)

              At April 30, 2003, the Company had net operating loss carryforwards of approximately $15,250,000 that may be offset against future taxable income from the year 2002 through 2023. No tax benefit has been reported in the April 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              The Company leases approximately 500 square feet of office space and various film element and general storage space on a month-to-month basis. Rent expense for the Company's office and storage space was $17,560 and $23,389 in 2003 and 2002, respectively.

              In the ordinary course of business, the Company has or may become involved in dispute or litigation which in the aggregate are not believed by management to be material to its financial position or results of operations.

              On April 17, 2003, a Shareholders Committee made a formal request to the Company's Board of Directors requesting an investigation of a series of Related Party Transactions that occurred during the period of November 1998 through April 2001. The Board of Directors has appointed independent legal counsel to investigate these transactions and report to both the Board of Directors and the Shareholders. The outcome of this matter and the potential impact on the Company's consolidated financial statements, if any, is not presently determinable

              On July 31, 2003, a lawsuit was filed against the Company for breach of contract concerning an option agreement related to "The Kickboxer" series of television movies originally optioned on June 6, 1997. The plaintiff is seeking compensation in an amount as yet to be determined. The Company believes the lawsuit is without merit and intends to defend itself. The outcome of this matter and the potential impact on the Company's consolidated financial statements, if any, is not presently determinable.

NOTE 8 -      RELATED PARTY TRANSACTIONS

              During the year ended April 30, 2001, the Company advanced $28,000 to a former President of the Company. As part of the acquisition of Kings Road Productions (Europe) GmbH, the former President of the Company advanced $47,374 to the Company during the year ended April 30, 2001. During the year ended April 30, 2002, the Company repaid $40,154 of the advances from the former Company President, leaving a remaining balance of $7,220. These amounts have been netted together in the accompanying consolidated financial statements leaving a net balance due from the former President of the Company of $20,780 as of April 30, 2002. This individual also has a controlling interest in the major Company shareholder. There were no payments received during the year ended April 30, 2003 or subsequently thereafter and there are no repayment arrangements. Accordingly, the Company fully provided for the uncollectibility of this balance due in the amount of $20,780.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 9 -      DISCONTINUED OPERATIONS

              The Company has discontinued operations of its subsidiary KRTR. KRTR has been inactive and had no operations for the past two years. The Company has $4,000 of accrued liabilities still outstanding.

              In August 2001, the Board of Directors of the Company decided to discontinue the business which included the catalog sales of Animal Town Inc., and sold the subsidiary on August 15, 2002.

                                                                                      For the Years Ended
                                                                                            April 30,
                                                                                    2003                2002
                                                                             -----------------   -----------------
              REVENUES

                Sales, net                                                   $               -   $          81,642
                Cost of sales                                                                -              49,223
                                                                             -----------------   -----------------
                   Gross Margin                                                              -              32,419
                                                                             -----------------   -----------------
              EXPENSES
                General and administrative                                                   -             113,004
                                                                             -----------------   -----------------
                   Total Expenses                                                            -             113,004
                                                                             -----------------   -----------------
              LOSS FROM OPERATIONS                                                           -             (80,585)
                                                                             -----------------   -----------------
              OTHER INCOME

              Gain on forgiveness of debt                                                    -               9,287
                                                                             -----------------   -----------------
                   Total Other Income                                                        -               9,287
                                                                             -----------------   -----------------
              NET LOSS BEFORE INCOME TAXES                                                                 (71,298)

              INCOME TAXES                                                                   -                   -
                                                                             -----------------   -----------------
              NET LOSS FROM DISCONTINUED
               OPERATIONS                                                    $               -   $         (71,298)
                                                                             =================   =================

              The Company recorded a gain on the sale of Animal Town of $33,043 during the year ended April 30, 2003 when it was determined that the liabilities had been transferred or assumed by the new owner.

              No income tax benefit has been attributed to the loss from discontinued operations.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 10 -     GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2003, the Company has a deficit in working capital of $565, has an accumulated deficit of $24,924,519, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to generate cash flow by increasing project development for future revenue and has discontinued certain operations that produce a negative cash flow. In addition, the Company anticipates it will raise funds through equity based investment instruments to provide funding for the development of the projects and fund operating costs.