Form 10QSB/A
period 2002-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



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

                         KINGS ROAD ENTERTAINMENT, INC.
                             Report on Form 10-QSB/A
                     For the Quarter Ended October 31, 2002

                                      INDEX
                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3

                      Consolidated Balance Sheets ......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   9

         Item 3.      Controls and Procedures ..........................................................  11

Part II. Other Information

         Item 1.      Legal Proceedings ................................................................  12

         Item 2.      Changes in Securities ............................................................  13

         Item 3.      Defaults Upon Senior Securities ..................................................  13

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  13

         Item 5.      Other Information ................................................................  13

         Item 6.      Exhibits and Reports on Form 8-K .................................................  15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        OCTOBER, 31, 2002           APRIL 30, 2002
                                                                                        -----------------           --------------
                                                                                        (Restated)
                                                                                        (Unaudited)

 CURRENT ASSETS
        Cash                                                                            $        63,400            $        27,925
        Accounts receivable                                                                     179,697                    103,847
                                                                                        ---------------            ---------------
           Total Current Assets                                                                 243,097                    131,772
                                                                                        ---------------            ---------------
        FIXED ASSETS, NET                                                                           342                        684
                                                                                        ---------------            ---------------

        OTHER ASSETS

        Film development costs, net                                                              41,805                     41,805
        Advance from shareholder, net                                                            20,780                     20,780
                                                                                        ---------------            ---------------
          Total Other Assets                                                                     62,585                     62,585
                                                                                        ---------------            ---------------
     TOTAL ASSETS                                                                       $       306,024            $       195,041
                                                                                        ===============            ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts payable                                                                 $       82,127            $        98,781
        Accrued expenses                                                                        187,933                    193,333
        Deferred revenue                                                                         96,667                     35,200
        Liabilities from discontinued operations                                                 15,000                     42,239
                                                                                        ---------------            ---------------
        Total Current Liabilities                                                               381,727                    369,553
                                                                                        ---------------            ---------------
          TOTAL LIABILITIES                                                                     381,727                    369,553
                                                                                        ---------------            ---------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 and 3,664,390 shares issued and outstanding, respectively                   38,644                     36,644
        Additional paid-in capital                                                           24,932,655                 24,906,655
        Accumulated deficit                                                                 (25,047,002)               (25,117,811)
                                                                                        ---------------            ---------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (75,703)                  (174,512)
                                                                                        ---------------            ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $       306,024            $       195,041
                                                                                        ===============            ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Three Months Ended            For the Six Months Ended
                                                         October 31,                           October 31,
                                              -------------------------------       -------------------------------
                                                   2002              2001               2002               2001
                                              -------------     -------------       -------------     -------------
                                              (Restated)                            (Restated)
REVENUES
  Feature films                               $      99,703     $      61,962        $    208,594     $     224,654
                                              -------------     -------------       -------------     -------------
     Total Revenues                                  99,703            61,962             208,594           224,654
                                              -------------     -------------       -------------     -------------
COSTS AND EXPENSES
  Selling expenses                                        -            5,500                    -            11,034
  General and administrative expenses               138,873          172,627              270,909           489,732
                                              -------------     -------------       -------------     -------------
     Total Costs and Expenses                       138,873          178,127              270,909           500,766
                                              -------------     -------------       -------------     -------------
  OPERATING LOSS                                    (39,170)        (116,165)             (62,315)         (276,112)
                                              -------------     -------------       -------------     -------------
OTHER INCOME (EXPENSE)
  Other income (expense)                                 31                -                   (9)            2,484
  Interest expense                                        -             (339)                   -              (678)
  Interest income                                        90                -                   90                38
  Gain on sale of assets                                  -                -              100,000                 -
  Gain on sale of subsidiary                         33,043                -               33,043                 -
                                              -------------     -------------       -------------     -------------
  Total Other Income                                 33,164             (339)             133,124             1,844
                                              -------------     -------------       -------------     -------------


  INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                        (6,006)         (116,504)             70,809          (274,268)

LOSS FROM DISCONTINUED OPERATIONS                         -           (23,416)                  -           (71,447)
                                              -------------     -------------       -------------     -------------


NET INCOME (LOSS)                             $      (6,006)    $    (139,920)      $      70,809     $    (345,715)
                                              =============     =============       =============     =============


BASIC AND FULLY DILUTED INCOME
(LOSS) PER SHARE

  Income (loss) before discontinued operations $      (0.00)     $      (0.04)      $        0.02     $       (0.09)

  Loss from discontinued operations                    0.00              0.00                0.00              0.00
                                              -------------     -------------       -------------     -------------
Net income (loss) per share - basic
and diluted                                   $       (0.00)    $       (0.04)      $        0.02     $       (0.09)
                                              =============     =============       =============     =============
 Weighted average number of common
  shares - basic and diluted                      3,864,390         3,664,390           3,840,477         3,664,390
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                                           October 31,
                                                                                --------------------------------
                                                                                    2002                2001
                                                                                -------------      -------------

     Net Income (Loss)                                                          $      70,809      $    (345,715)
     Adjustments to reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   342                715
          Impairment of goodwill                                                            -             67,965
          Common stock issued for services                                             28,000                  -
          Gain on sale of assets                                                     (100,000)                 -
          Gain on sale of subsidiary                                                  (33,043)                 -
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                  (75,850)           118,677
          Decrease (increase) in inventory                                                  -             34,071
          Decrease (increase) in prepaid expenses                                           -             74,652
          Increase (decrease) in accounts payable                                     (58,893)            (4,882)
          Increase (decrease) in accrued expenses                                      42,643             87,644
          Increase (decrease) in deferred revenue                                      61,467                  -
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                                       (64,525)            33,127
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                    100,000                  -
     Gross additions to film development costs                                              -            (20,606)
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                                       100,000            (20,606)
                                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                              -                  -
                                                                                -------------      -------------
NET INCREASE IN CASH                                                                   35,475             12,521

CASH AT BEGINNING OF PERIOD                                                            27,925             54,620
                                                                                -------------      -------------
CASH AT END OF PERIOD                                                           $      63,400      $      67,141
                                                                                =============      =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $           -      $           -
   Income taxes                                                                 $           -      $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $      28,000      $           -


        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - SUBSEQUENT EVENTS

On April 17, 2003, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Company received an additional letter dated November 10, 2003 from the Chairman of the Shareholders Action Committee inquiring as to the status of the investigation. The Board has appointed independent counsel to investigate these transactions and report to the Board, the Shareholders Action Commttee and the Shareholders.

On July 31, 2003, Rigel USA, Inc. filed a complaint in the Superior Court of California, County of Los Angeles, California against Kings Road Entertainment and others, including a former officer and director. The complaint alleges breach of contract regarding the option agreement between Rigel Entertainment, Inc. and the Company regarding "The Kickboxer" series of television movies. The complaint sought compensation in an unspecified amount.

On or about June 3, 2004, the Company entered into a Settlement Agreement with Rigel providing for the settlement of the matter and other possible claims of the parties. Pursuant to the terms of the Settlement Agreement, Rigel and the Company have each agreed to release the other from any and all claims arising out of the lawsuit. Additionally, as part of the settlement the Company and Rigel executed an Option and License Agreement, whereby in considration of $10,000 paid by Rigel to the Company, the Company granted Rigel two exclusive options to use the word "Kickboxer" in the title of up to two live-action feature length motion pctures. The first option period shall commence on August 1, 2004 and end on October 31, 2006, and shall be exercised by commencement of prinipal photography and the payment of $90,000 to the Company. The option for the second motion picture shall commence on November 1, 2005 and end on July 31, 2006, and shall be exercised by the commencement of principal photography and the payment of $75,000 to the Company. If either or both motion pictures are produced, the Company shall also be entitled to 10% of the net proceeds.

In April 2004, the Company became aware that between April 2003 and December 2003, certain funds intended for the Company and others related to screenplay royalties totaling $103,517 had been diverted by a former officer and director of the Company and an associate, both of whom have denied that the funds were taken without the Company's knowledge. The Company has requested immediate return of the funds and has been notified that the funds will be returned during July 2004. The individuals have also denied malfeasance and in addition to returning the funds, have expressed the intention to undertake other actions to resolve the situation. Respective legal counsel representing the Company and the individuals are negotiating a full resolution to this matter. Repayment of the funds and resolution to related matters has not yet been reached. The consolidiated financial statements have been restated to reflect the additional revenue, receivable and payable associated with this matter for the periods presented. See Note 6 for further discussion.

NOTE 6 - RESTATEMENT

The accompanying consolidated financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the ending balance of accounts receivable and accounts payable as of October 31, 2002, and revenues for the year then ended.

As originally issued, the October 31, 2002 considated financial statements did not include the impact of the diverted funds discussed in Note 4 above related to screenplay royalites. Accordingly, the consolidated financial statements of and for the period ended October 31, 2002 were understated with repect to receivables, accounts payable, and revenues. As a result, receivables increased by $13,364, accounts payable increased by $7,250 and revenues increased by $6,114 with no change in the net loss per share.

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

Results of Operations
---------------------

The Three Months Ended October 31, 2002 (as restated) vs. the Three Months Ended October 31, 2001

         For the quarter ended October 31, 2002, feature film revenues were $99,703 as compared to $61,962 for the quarter ended October 31, 2001. The increase of $37,741 results primarily from higher overall royalties on the Company's feature film library.

         Costs and expenses decreased to $138,873 for the quarter ended October 31, 2002 as compared to $178,627 during the quarter ended October 31, 2001. This decrease of $39,754 results primarily from decreased professional fees.

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

         The Company had a net loss of $6,006 for the quarter ended October 31, 2002 compared to a net loss of $139,920 for the quarter ended October 31, 2001. This decrease in net loss resulted primarily from the reduced expenses and the increased revenues. During the quarters ended October 31, 2002 and 2001, the Company had no provision for income taxes.

The Six Months Ended October 31, 2002 (as restated) vs. the Six Months Ended October 31, 2001

         For the six months ended October 31, 2002, feature film revenues were $208,594 as compared to $224,654 for the six months ended October 31, 2001. The decrease of $16,060 was the result of decreased domestic and foreign distribution revenues from feature films in the Company's film library.

         Selling expenses decreased to $-0- during the six months ended October 31, 2002 as compared to $11,034 during the six months ended October 31, 2001 reflecting the significant decrease in the Company's revenues. General and administrative costs increased to $270,909 for the six months ended October 31, 2002 from $489,732 for the six months ended October 31, 2001. The increase resulted principally from decreased professional fees.

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

         The Company had a net income of $70,809 for the six months ended October 31, 2002 as compared to a net loss of $345,715 for the six months ended October 31, 2001. The decrease in net income resulted primarily from significantly decreased professional expenses and the gains described above, for which there was no comparable gain during the six months ended October 31, 2001. During the six months ended October 31, 2001 and 2000, the Company had no significant provision for income taxes.

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

Rigel USA Inc. vs. Kings Road Entertainment, Inc.
-------------------------------------------------

        On July 31, 2003, subsequent to the date of this report, Rigel USA Inc., a California corporation, filed suit in the Superior Court of California, County of Los Angeles, case number BC300041, in which the plaintiff alleged causes of action against the Company, Micky Berresheim, and Ken Aguado for breach of contract, promissory estoppel, breach of implied in law contract, breach of implied in fact contract, declaratory relief and unfair competition. The plaintiff was seeking declaratory relief in excess of $5,000,000. On or about June 3, 2004, the Company entered into a Settlement Agreement with Rigel providing for the settlement of the matter and other possible claims of the parties. Pursuant to the terms of the Settlement Agreement Rigel and the Company have each agreed to release the other from any and all claims arising out of the lawsuit. Additionally, as part of the Settlement the Company and Rigel executed an Option and License Agreement, whereby in consideration of $10,000 paid by Rigel to the Company, the Company granted Rigel two exclusive options to use the word "Kickboxer" in the title of up to two live-action feature length motion pictures. The first option period shall commence on August 1, 2004 and end on October 31, 2005, and shall be exercised by commencement of principal photography and the payment of $90,000 to the Company. The option for the second motion picture shall commence on November 1, 2005 and end on July 31, 2006, and shall be exercised by the commencement of principal photography and the payment of $75,000 to the Company. Either or both motion pictures are produced, the Company shall also be entitled to 10% of net proceeds.


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

Claim Against Michael Berresheim, Eric Ottens, et al.
----------------------------------------------------

        Subsequent to the period covered by this report, on or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (belonging to the Company and Regal Productions) as part of its joint venture on the film "Fastbreak", were diverted, misappropriated and deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions, corporations controlled by Messrs. Michael Berresheim and Eric Ottens.

        The Company's investigation has revealed that four checks sent by Paramount between April 1, 2003 and December 20, 2003, payable to Regal Productions c/o Kings Road Entertainment, were mailed to 5743 NW 66th Avenue, Parkland, Florida 33067, the previous address of the Company. Rather than contacting and forwarding these check to the Company the checks were deposited into accounts of Kings Road Entertainment, Inc. (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions, corporations controlled by Messrs. Berresheim and Ottens.

        The Company has learned that on April 11, 2003, Messrs. Berresheim and Ottens filed electronic Articles of Incorporation with the Secretary of State of Florida, to form Kings Road Entertainment, Inc. (Florida Corporation P03000042628) which Articles were processed on April 16, 2003. According to the Florida Secretary of State records, Mr. Berresheim was and is the President and a Director, and Mr. Ottens was and is the Secretary and a Director, of Kings Road Entertainment, Inc. (Florida Corporation P03000042628).

        On April 11, 2003, Messrs. Berresheim and Ottens also filed electronic Articles of Incorporation with the Secretary of State of Florida, to form Kings Road to Fame, Inc. (Florida Corporation P03000043121), which Articles were processed on April 17, 2003. According to the Florida Secretary of State records, Mr. Berresheim was and is the President and a Director, and Mr. Ottens was and is the Secretary and a Director, of Kings Road to Fame, Inc. (Florida Corporation P03000043121).

        On April 17, 2003, Kings Road to Fame, Inc. (Florida Corporation P03000043121) filed an application for registration of the use of the fictitious name "Kings Road Entertainment" and "Regal Productions."

        Between April 18, 2003 and December 20, 2003, without the knowledge or authorization of the Company, the 4 checks totaling $103,517, belonging to the Company and Regal Productions were diverted and deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions.

        On June 8, 2004, the Company made a demand upon Kings Road Entertainment, Inc., (Florida Corporation P03000042628) Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees. The Company is currently in negotiations with counsel for Mr. Berresheim et al with regard to the repayment and settlement of this matter. If settlement cannot be reached according to terms acceptable to the Company, the Company intends to proceed as necessary to recover the amounts due. As of the date of this report no settlement has been reached.

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

                                                  KINGS ROAD ENTERTAINMENT, INC.


Date:    July 15, 2004                            /s/ Geraldine Blecker
                                                  ______________________________
                                                  By: Geraldine Blecker
                                                  Its:  Chief Executive Officer





Date:    July 15, 2004                            /s/ H. Martin DeFrank
                                                  ______________________________
                                                  By: H. Martin DeFrank
                                                  Its:  Chief Financial Officer