Form 10QSB/A
period 2003-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

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

                         KINGS ROAD ENTERTAINMENT, INC.
                             Report on Form 10-QSB/A
                     For the Quarter Ended January 31, 2003

                                      INDEX

                                                                                                          Page
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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JANUARY 31, 2003        APRIL 30, 2002
                                                                                        ----------------        --------------
                                                                                           (Restated)
                                                                                           (Unaudited)
CURRENT ASSETS
        Cash                                                                            $        66,814          $       27,925
        Accounts receivable                                                                     185,999                 103,847
                                                                                        ---------------         ---------------
          Total Current Assets                                                                  252,813                 131,772
                                                                                        ---------------         ---------------
        FIXED ASSETS, NET                                                                           171                     684
                                                                                        ---------------         ---------------
        OTHER ASSETS

        Film development costs, net                                                              47,345                  41,805
        Advance from shareholder, net                                                            20,780                  20,780
                                                                                        ---------------         ---------------
          Total Other Assets                                                                     68,125                  62,585
                                                                                        ---------------         ---------------
     TOTAL ASSETS                                                                       $       321,109         $       195,041
                                                                                        ===============         ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
        Accounts payable                                                                $        95,520           $      98,781
        Accrued expenses                                                                        186,929                 193,333
        Deferred revenue                                                                         91,667                  35,200
        Liabilities from discontinued operations                                                  4,000                  42,239
                                                                                        ---------------         ---------------
       Total Current Liabilities                                                                378,116                 369,553
                                                                                        ---------------         ---------------
          TOTAL LIABILITIES                                                                     378,116                 369,553
                                                                                        ---------------         ---------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 and 3,664,390 shares issued and outstanding, respectively                   38,644                  36,644
        Additional paid-in capital                                                           24,932,655              24,906,655
        Accumulated deficit                                                                 (25,028,306)            (25,117,811)
                                                                                        ---------------         ---------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (57,007)               (174,512)
                                                                                        ---------------         ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $       321,109         $       195,041
                                                                                        ===============         ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                  January 31,                            January 31,
                                                             2003              2002                2003              2002
                                                        -------------     -------------       -------------     -------------
                                                        (Restated)                            (Restated)
REVENUES
  Feature films                                         $     172,270     $     291,198       $     374,750     $     520,741
                                                        -------------     -------------       -------------     -------------
     Total Revenues                                           172,270           291,198             374,750           520,741
                                                        -------------     -------------       -------------     -------------
COSTS AND EXPENSES
  Development cost write-down                                       -           118,617                   -           118,617
  Impairment of goodwill                                            -                 -                   -            67,965
  Selling expenses                                                  -            50,593                   -            61,627
  General and administrative expenses                         148,283            79,502             419,193           569,234
                                                        -------------     -------------       -------------     -------------
     Total Costs and Expenses                                 148,283           248,712             419,193           817,443
                                                        -------------     -------------       -------------     -------------
OPERATING INCOME (LOSS)                                        23,987            42,486             (44,443)         (296,702)
                                                        -------------     -------------       -------------     -------------


OTHER INCOME (EXPENSE)
  Other income (expense)                                          793                 -                 784             2,484
  Interest expense                                                  -              (339)                  -            (1,017)
  Interest income                                                  31                 -                 121                38
  Gain on sale of assets                                            -                 -             100,000                 -
  Gain on sale of subsidiary                                        -                 -              33,043                 -
                                                        -------------     -------------       -------------     -------------
  Total Other Income (Expense)                                    824              (339)            133,948             1,505
                                                        -------------     -------------       -------------     -------------

                                                                 ---

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS                                                     24,811            42,147              89,505          (295,197)
  Loss from discontinued operations                                 -               149                   -           (71,298)
                                                        -------------     -------------       -------------     -------------
 NET INCOME (LOSS)                                      $      24,811     $      42,296       $      89,505     $    (366,495)
                                                        =============     =============       =============     =============

BASIC AND FULLY DILUTED INCOME
(LOSS) PER SHARE

  Income (loss) before discontinued operations          $        0.01         $    0.01       $        0.02     $       (0.08)
  Loss from discontinued operations                              0.00              0.00                0.00             (0.02)
                                                        -------------     -------------       -------------     -------------
Net income (loss) per share - basic
and diluted                                             $        0.01     $        0.01       $        0.02     $       (0.10)
                                                        =============     =============       =============     =============
  Weighted average number of common
  shares - basic and diluted                                3,864,390         3,664,390           3,848,488         3,664,390
                                                        =============     =============       =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                           January 31,
                                                                                    2003                2002
                                                                                -------------      -------------
                                                                                (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                          $      89,505      $    (366,495)
     Adjustments to reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   513              1,072
          Development costs write-down                                                      -            118,617
          Impairment of goodwill                                                            -             67,965
          Common stock issued for services                                             28,000                  -
          Gain on sale of assets                                                     (100,000)                 -
          Gain on sale of subsidiary                                                  (33,043)                 -
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                  (82,152)           140,536
          Decrease in inventory                                                             -             34,071
          Decrease in prepaid expenses                                                      -             99,673
          Decrease in accounts payable                                                (45,500)           (27,669)
          Increase (decrease) in accrued expenses                                      30,639             (8,495)
          Increase in deferred revenue                                                 56,467             32,900
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                                           (55,571)            92,175
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                    100,000                  -
     Gross additions to film development costs                                         (5,540)           (21,604)
                                                                                -------------      -------------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                                            94,460            (21,604)
                                                                                -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note                                                                 -            (40,155)
                                                                                -------------      -------------
     NET CASH (USED IN) FINANCING ACTIVITIES                                                -            (40,155)
                                                                                -------------      -------------

NET INCREASE IN CASH                                                                   38,889             30,416

CASH AT BEGINNING OF PERIOD                                                            27,925             54,620
                                                                                -------------      -------------

CASH AT END OF PERIOD                                                           $      66,814      $      85,036
                                                                                =============      =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $           -      $           -
   Income taxes                                                                 $           -      $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $      28,000      $           -

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

As originally issued, the January 31, 2003 considated financial statements did not include the impact of the diverted funds discussed in Note 4 above related to screenplay royalites. Accordingly, the consolidated financial statements of and for the period ended January 31, 2003 were understated with repect to receivables, accounts payable, and revenues. As a result, receivables increased by $42,924, accounts payable increased by $23,178 and revenues increased by $19,546 for the nine months ended January 31, 2003 and by $13,432 for the three months ended January 31, 2003. Net income per share increased from $0.00 to $0.01.

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

Results of Operations
---------------------

The Three Months Ended January 31, 2003 (as restated) vs. the Three Months Ended January 31, 2002

         For the quarter ended January 31, 2003, feature film revenues were $172,270 as compared to $291,198 for the quarter ended January 31, 2002. The decrease of $118,928 results primarily from decreased royalties on the Company's feature film library.

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

         The Company had net income of $24,811 for the quarter ended January 31, 2003 as compared to net income of $42,296 for the quarter ended January 31, 2002. During the quarters ended January 31, 2003 and 2002, the Company had no provision for income taxes due to its net operating loss carryovers.

The Nine Months Ended January 31, 2003 (as restated) vs. the Nine Months Ended January 31, 2002

         For the nine months ended January 31, 2003, feature film revenues were $374,750 as compared to $520,741 for the nine months ended January 31, 2002. The decrease of $145,911 principally related to decreased domestic and foreign distribution revenues from feature films in the Company's film library during the nine months ended January 31, 2003.

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

         The Company had a net income of $89,505 for the nine months ended January 31, 2003 as compared to a net loss of $366,495 for the nine months ended January 31, 2002. The increase in net income resulted primarily from significantly decreased professional fees during the nine months ended January 31, 2003, as discussed above and other income from the sale of part of the Company's film library and one of its subsidiaries, for which there were no comparable sales during the nine months ended January 31, 2002. During the nine months ended January 31, 2003 and 2002, the Company had no significant provision for income taxes due to its net operating loss carryovers.

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

                                                 KINGS ROAD ENTERTAINMENT, INC.



                                                 /s/ Geraldine Blecker
Date:   July 15, 2004                            -------------------------------
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer



                                                 /s/ H. Martin DeFrank
Date:   July 15, 2004                            -------------------------------
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer