Form 10KSB/A
period 2003-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

         Rigel USA Inc. vs. Kings Road Entertainment, Inc.

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

         Claim Against Michael Berresheim, Eric Ottens, et al.

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

Results of Operations

        For the year ended April 30, 2003, feature film revenues were $648,228 as compared to $605,965 for the year ended April 30, 2002. The increase in feature film revenues resulted primarily from increased domestic and foreign distribution revenues from feature films in the Company's library. The increase is the result of managment's efforts to televise and distribute in video and DVD the Company's film library.

         Until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will decline. Expenses related to impairment of film development costs were $0 and $118,617 for the years ended April 30, 2003 and 2002, respectively. The decrease resulted primarily because of the amortization of all production costs as of April 30, 2002.

         Selling expenses were $0 and $61,627 for the years ended April 30, 2003 and 2002, respectively. This decrease resulted primarily from commissions payable to the Company's sales agent handling foreign distribution of the Company's film library in 2002.

         General and administrative costs were $546,165 and $723,058 for the years ended April 30, 2003 and 2002, respectively, a decrease of $176,893. This resulted primarily from reducing and ending legal and accounting services as the Company resolved some of its litigation in 2003. Included in operating expenses for 2003 was $28,000 as the value of shares of common stock issued to officers and directors for services performed.

         The Company recorded an impairment of goodwill and development costs of $67,965 in the year ended April 30, 2002 because it was unable to establish the ability to successfully market some of the projects it had under development.

         Interest expense decreased to $0 during the year ended April 30, 2003 from $1,017 for the year ended April 30, 2002. This decrease resulted primarily from paying off past due accounts payable in 2002.

         During the year ended April 30, 2002, the Company recorded a gain on forgiveness of debt of $16,147, principally reflecting the Company's settlement of liabilities at less than the recorded amount.

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

         During the year ended April 30, 2003, the Company incurred a net income of $215,357 versus a net loss of $420,827 during the year ended April 30, 2002. The income for the year ended April 30, 2003 resulted primarily from the increased revenues of the Company which were improved by decreases in general and administrative expenses, principally due to the factor of lower legal and accounting expenses. Included in the net income (loss) were gain (losses) from discontinued operations of $33,043 and ($71,298), respectively. These gains and losses relate to the Animal Town operations as explained above.

         During the years ended April 30, 2003 and 2002, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $ 15,000,000, which may be offset against future taxable income.

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

         During the year ended April 30, 2003, the Company's operating activities used $77,246 of cash that was primarily due to an increase in accounts receivable. The Company generated cash of $100,000 from the sale of the music rights to 4 of its films. During the year ended April 30, 2002, the Company's operating activities generated $18,459 of cash that was primarily used to repay notes payable. The Company had cash of approximately $50,679 and $27,925 at April 30, 2003 and 2002, respectively.

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

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of Kings Road Entertainment, Inc., as restated, are listed on the Index to Financial Statements set forth on page F-2.

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

                                                 KINGS ROAD ENTERTAINMENT, INC.


Date:  July 15, 2004                             /Geraldine Blecker/
                                                 _______________________________
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer





Date:  July 15, 2004                             /H. Martin DeFrank/
                                                 _______________________________
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2003

                                 C O N T E N T S

Independent Auditors' Report.............................................. F - 3

Restated Consolidated Balance Sheet....................................... F - 4

Restated Consolidated Statements of Operations............................ F - 5

Restated Consolidated Statements of Stockholders' Equity (Deficit)........ F - 7

Restated Consolidated Statements of Cash Flows............................ F - 8

Notes to the Restated Consolidated Financial Statements................... F - 9

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

As discussed in Note 11, the April 30, 2003 consolidated financial statements have been restated as a result of revenues erroneously omitted together with related receivables and obligations.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 1, 2004, except for Notes 6, 7 and 11 which are dated July 7, 2004

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                      ASSETS

                                                                                                     April 30,
                                                                                                       2003
                                                                                                ------------------
                                                                                                    (Restated)
CURRENT ASSETS

   Cash                                                                                         $           50,679
   Accounts receivable                                                                                     350,345
                                                                                                ------------------

     Total Current Assets                                                                                  401,024
                                                                                                ------------------

FIXED ASSETS, NET (Note 4)                                                                                       -
                                                                                                ------------------

OTHER ASSETS

   Film development costs, net (Note 2)                                                                     47,345
   Advances to shareholder, net (Note 8)                                                                         -
   Investments (Note 3)                                                                                          -
                                                                                                ------------------

     Total Other Assets                                                                                     47,345
                                                                                                ------------------

TOTAL ASSETS                                                                                    $          448,369
                                                                                                ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                             $           99,855
   Accrued expenses                                                                                        189,002
   Deferred revenue                                                                                         86,667
   Liabilities from discontinued operations (Note 9)                                                         4,000
                                                                                                ------------------

     Total Current Liabilities                                                                             379,524
                                                                                                ------------------

TOTAL LIABILITIES                                                                                          379,524
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, 12,000,000 shares authorized,
    3,864,390 shares issued and outstanding                                                                 38,644
   Additional paid-in capital                                                                           24,932,655
   Accumulated deficit                                                                                 (24,902,454)
                                                                                                ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                                             68,845
                                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $          448,369
                                                                                                ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                      For the Years Ended
                                                                                           April 30,
                                                                                   2003                2002
                                                                           -------------------  ------------------
                                                                           (Restated)
REVENUES

   Feature films                                                           $           648,228  $          605,965
                                                                           -------------------  ------------------

     Total Revenue                                                                     648,228             605,965
                                                                           -------------------  ------------------

COSTS AND EXPENSES

   Selling expenses                                                                          -              61,627
   Depreciation                                                                            684               1,429
   Impairment of goodwill                                                                    -              67,965
   Impairment of film development cost                                                       -             118,617
   General and administrative expenses                                                 545,481             723,058
                                                                           -------------------  ------------------

     Total Costs and Expenses                                                          546,165             972,696
                                                                           -------------------  ------------------

OPERATING INCOME (LOSS)                                                                102,063            (366,731)
                                                                           -------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                                         151                  38
   Other income                                                                            880               2,484
   Interest expense                                                                          -              (1,017)
   Bad debt expense - related party (Note 8)                                           (20,780)                  -
   Gain on forgiveness of debt                                                               -              16,147
   Gain on sale of assets                                                              100,000                   -
   Loss on disposal of fixed assets                                                          -                (450)
                                                                           -------------------  ------------------

     Total Other Income                                                                 80,251              17,202
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                      182,314            (349,529)

PROVISION FOR INCOME TAXES                                                                   -                   -
                                                                           -------------------  ------------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                           182,314            (349,529)

DISCONTINUED OPERATIONS (Note 9)

   Gain on sale of subsidiary                                                           33,043                   -
   Loss on discontinued operations                                                           -             (71,298)
                                                                           -------------------  ------------------

     Total Discontinued Operations                                                      33,043             (71,298)
                                                                           -------------------  ------------------

NET INCOME (LOSS)                                                          $           215,357   $        (420,827)
                                                                           ===================  ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)

                                                                                      For the Years Ended
                                                                                           April 30,
                                                                                   2003                 2002
                                                                           -------------------  ------------------
                                                                           (Restated)
BASIC INCOME (LOSS) PER SHARE

   Income (loss) before discontinued operations                            $              0.05  $            (0.10)
   Income (loss) from discontinued operations                                             0.01               (0.02)
                                                                           -------------------  ------------------
                                                                           $              0.06  $            (0.12)
                                                                           ===================  ==================

FULLY DILUTED (LOSS) PER SHARE

   Income (loss) before discontinued operations                            $              0.05  $            (0.10)
   Income (loss) from discontinued operations                                             0.01               (0.02)
                                                                           -------------------  ------------------

                                                                           $              0.06  $            (0.12)
                                                                           ===================  ==================

Weighted Average Number of Common Shares -
 Basic                                                                               3,852,335           3,664,390
                                                                           ===================  ==================
 Diluted                                                                             3,852,335           3,664,390
                                                                           ===================  ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                 Additional

                                                                     Common Stock                 Paid-in         Accumulated
                                                            --------------------------------
                                                                Shares           Amount           Capital           Deficit
                                                            ---------------  ---------------  ---------------  ---------------
Balance, April 30, 2001                                           3,664,390  $        36,644  $    24,906,655  $   (24,696,984)

Net loss for the year ended April 30, 2002                                -                -                -         (420,827)
                                                            ---------------  ---------------  ---------------  ---------------

Balance at April 30, 2002                                         3,664,390           36,644       24,906,655      (25,117,811)

Issuance of common stock for services                               200,000            2,000           26,000                -

Net income for the year ended April 30, 2003 (Restated)                   -                -                -          215,357
                                                            ---------------  ---------------  ---------------  ---------------

Balance, April 30, 2003                                     $     3,864,390  $        38,644  $    24,932,655  $   (24,902,454)
                                                            ===============  ===============  ===============  ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                       For the Years Ended
                                                                                            April 30,
                                                                                    2003                2002
                                                                            -------------------  -------------------
                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                                        $           215,357  $          (420,827)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                                          684                1,429
     Impairment of goodwill                                                                   -               67,965
     Loss on disposal of fixed assets                                                         -                  450
     Common stock issued for services                                                    28,000                    -
     Bad debt expense - related party                                                    20,780                    -
     Gain on sale of assets                                                            (100,000)
     Gain on sale of subsidiary                                                         (33,043)
     Impairment of film development costs                                                     -              118,617
     Gain on forgiveness of debt                                                              -              (16,147)
   Changes in assets and liabilities:
     Decrease in accounts receivable                                                   (246,498)             116,429
     (Increase) decrease in inventories                                                       -               34,071
     (Increase) decrease in prepaid expenses                                                  -               99,673
     Increase to development film costs                                                  (5,540)             (34,105)
     Decrease in other assets                                                                 -                  148
     Decrease in accounts payable                                                       (41,165)             (12,155)
     Increase in accrued expenses                                                        32,712               30,011
     Increase (decrease) in deferred revenue                                             51,467               32,900
                                                                            -------------------  -------------------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     (77,246)              18,459
                                                                            -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of assets                                                                       100,000                    -
                                                                            -------------------  -------------------

   NET CASH USED IN INVESTING ACTIVITIES                                                100,000                    -
                                                                            -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of related party payable                                                        -               (40,154)
   Repayment of notes payable                                                                -                (5,000)
                                                                            -------------------  -------------------

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       -               (45,154)
                                                                            -------------------  -------------------

NET INCREASE (DECREASE) IN CASH                                                          22,754              (26,695)

CASH AT BEGINNING OF YEAR                                                                27,925               54,620
                                                                            -------------------  -------------------

CASH AT END OF YEAR                                                         $            50,679  $            27,925
                                                                            ===================  ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR

   Interest                                                                 $                 -  $                 -
   Income taxes                                                             $                 -  $                 -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                                         $            28,000  $                 -

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

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

              Net deferred tax assets consist of the following components as of April 30, 2003 and 2002:

                                                2003                2002
                                         ------------------  ------------------
              Deferred tax assets:
                NOL Carryover            $        5,919,000  $        5,993,092
                Depreciation                              -                 137

              Deferred tax liabilities:
                Depreciation                              -                   -

              Valuation allowance                (5,919,000)         (5,993,229)
                                         ------------------  ------------------

              Net deferred tax asset     $                -  $                -
                                         ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2003 and 2002 due to the following:

                                                               2003                2002
                                                        ------------------  ------------------
              Book income (loss)                        $           83,989  $         (140,631)
              Meals and entertainment                                  115                 147
              State tax                                             (5,087)             (1,600)
              Loss on sale of assets                                     -                 (27)
              Depreciation                                               -                 237
              NOL utilization                                      (96,672)                  -
              Stock for services/options expense                    10,920                   -
              Foreign subsidiary                                     6,735                   -
              Valuation allowance                                        -             141,874
                                                        ------------------  ------------------

                                                        $                -  $                -
                                                        ==================  ==================

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 6 -      INCOME TAXES (Continued)

              At April 30, 2003, the Company had net operating loss carryforwards of approximately $15,000,000 that may be offset against future taxable income from the year 2002 through 2023. No tax benefit has been reported in the April 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              In April 2004, the Company became aware that between April 2003 and December 2003, certain funds intended for the Company and others related to screenplay royalties totaling $103,517 had been diverted by a former officer and director of the Company and an associate, both of whom have denied that the funds were taken without the Company's knowledge. The Company has requested immediate return of the funds and has been notified that the funds will be returned during July 2004. The individuals have also denied malfeasance and in addition to returning the funds, have expressed the intention to undertake other actions to resolve the situation. Respective legal counsel representing the Company and the individuals are negotiating a full resolution to this matter. Repayment of the funds and resolution to related matters has not yet been reached. The consolidiated financial statements have been restated to reflect the additional revenue, receivable and payable associated with this matter for the periods presented. See Note 11 for further discussion.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                             April 30, 2003 and 2002

NOTE 9 -      DISCONTINUED OPERATIONS (Continued)

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

NOTE 11 -     RESTATEMENT

              The accompanying consolidated financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the ending balance of accounts receivable and accounts payable as of April 30, 2003, and revenues for the year then ended.

              As originally issued, the April 30, 2003 financial statements did not include the impact of the diverted funds discussed in Note 4 above related to screenplay royalties. Accordingly, the consolidated financial statements of and for the year ended April 30, 2003 were understated with respect to receivables, accounts payable and revenues. As a result, receivables increased by $48,232, accounts payable increaed by $26,166 and revenues increased by $22,065. Basic and fully diluted net income per share increased from $0.05 to $0.06.