Form 10QSB
period 2003-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended July 31, 2003         Commission File No. 0-14234



                         KINGS ROAD ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)


         Delaware                                                95-3587522
(State or other jurisdiction                                  (I.R.S. Employer
       of incorporation)                                     Identification No.)


                 447-B N. Doheny Drive, Beverly Hills, CA 90210
                     (Address of principal executive office)

                    Issuer's telephone number: (310) 278-9975



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   X   NO
                                                                -----    -----

As of July 13, 2004 the registrant had 3,857,765 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES         NO    X
                                                     -----      -----

                         KINGS ROAD ENTERTAINMENT, INC.
                             Report on Form 10-QSB
                       For the Quarter Ended July 31, 2003

                                      INDEX

                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Consolidated Balance Sheets ......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   7

         Item 3.      Controls and Procedures ..........................................................   8

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................  9

         Item 2.      Changes in Securities ............................................................  12

         Item 3.      Defaults Upon Senior Securities ..................................................  12

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  12

         Item 5.      Other Information ................................................................  12

         Item 6. Exhibits and Reports on Form 8-K ......................................................  12

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                           July 31,               April 30,
                                                                                             2003                    2003
                                                                                        -------------           -------------
                                                                                         (Unaudited)
      CURRENT ASSETS

        Cash                                                                            $     106,447           $      50,679
        Accounts receivable                                                                   315,982                 350,345
                                                                                        -------------           -------------
           Total Current Assets                                                               442,429                 401,024
                                                                                        -------------           -------------
      FIXED ASSETS, NET                                                                             -                       -
                                                                                        -------------           -------------
      OTHER ASSETS

        Film development costs, net                                                            58,645                  47,345
                                                                                        -------------           -------------
           Total Other Assets                                                                  58,645                  47,345
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     481,074           $     448,369
                                                                                        =============           =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
     CURRENT LIABILITIES

        Accounts payable                                                                $     102,893           $      99,855
        Accrued expenses                                                                      195,163                 189,002
        Deferred revenue                                                                       81,667                  86,667
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
           Total Current Liabilities                                                          383,723                 379,524
                                                                                        -------------           -------------
     TOTAL LIABILITIES                                                                        383,723                 379,524
                                                                                        -------------           -------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY

        Common stock, $.01 par value, 12,000,000 shares authorized,
        3,864,390 shares issued and outstanding                                                38,644                  38,644
        Additional paid-in capital                                                         24,932,655              24,932,655
        Accumulated deficit                                                               (24,873,948)            (24,902,454)
                                                                                        -------------           -------------
          TOTAL STOCKHOLDERS' EQUITY                                                           97,351                  68,845
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  481,074            $    448,369
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                    2002           2003
                                                                                -----------    -----------
REVENUES

  Feature films                                                                 $   135,934    $   108,891
                                                                                -----------    -----------
     Total Revenues                                                                 135,934        108,891
                                                                                -----------    -----------
COSTS AND EXPENSES

  General and administrative expenses                                               106,264        132,036
                                                                                -----------    -----------
     Total Costs and Expenses                                                       106,264        132,036
                                                                                -----------    -----------
  OPERATING (LOSS) INCOME                                                            29,670        (23,145)
                                                                                -----------    -----------
OTHER INCOME (EXPENSE)

  Interest income                                                                       152              -
  Gain on sale of assets                                                                  -        100,000
  Other income (Expense)                                                             (1,316)           (40)
                                                                                -----------    -----------
    Total Other Income (Expense)                                                     (1,164)        99,960
                                                                                -----------    -----------
INCOME BEFORE INCOME TAXES                                                           28,506         76,815

PROVISION FOR INCOME TAXES                                                                -              -
                                                                                -----------    -----------
NET INCOME                                                                      $    28,506    $    76,815
                                                                                ===========    ===========
BASIC INCOME PER SHARE                                                          $      0.01    $      0.02
                                                                                ===========    ===========
FULLY DILUTED INCOME PER SHARE                                                  $      0.01    $      0.02
                                                                                ===========    ===========
Weighted Average Number of Common
 Shares - Basic and Diluted                                                       3,816,564      3,816,564
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                  For the Three Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                    2002           2003
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $    28,506    $    76,815
     Adjustments to reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   -            171
          Gain on sale of assets                                                          -       (100,000)
          Common stock issued for services                                                -         28,000
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                 34,363       (108,996)
          Increase (decrease) in accounts payable                                     3,038        (17,520)
          Increase in accrued expenses                                                6,161         37,216
          Increase in deferred revenue                                               (5,000)       (35,200)
                                                                                -----------    -----------
NET CASH PROVIDED USED IN OPERATING ACTIVITIES                                       67,068       (119,514)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Gross additions to film development costs                                      (11,300)             -
     Proceeds from sale of assets                                                         -        100,000
                                                                                -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                                          (11,300)       100,000
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                      -              -
                                                                                -----------    -----------
NET (DECREASE) INCREASE IN CASH                                                      55,768        (19,514)

CASH AT BEGINNING OF PERIOD                                                          50,679         27,925
                                                                                -----------    -----------
CASH AT END OF PERIOD                                                           $   106,447    $     8,411
                                                                                ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

      CASH PAID FOR:
          Interest                                                              $         -    $         -
          Income taxes                                                          $         -    $         -


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
       Common stock issued for services                                         $         -    $    28,000


  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        July 31, 2003 and April 30, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2003 included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2003 and the results of operations and cash flows for the three month periods ended July 31, 2003 and 2002, respectively, have been included. The results of operations for the three month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2 - SIGNIFICANT AND SUBSEQUENT EVENTS

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

Item 2   - Management's Discussion and Analysis of Financial Position and
           Results of Operations.

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

Results of Operations

     For the quarter ended July 31, 2003, feature film revenues were $135,934 as compared to $108,891 for the quarter ended July 31, 2002, The increase of $27,043 results primarily from increased royalties on the Company's feature film library.

     During the three months ended July 31, 2003, the Company recorded a write-down in development costs of $11,300 that the Company does not expect to recover. General and administrative costs decreased to $106,265 for the quarter ended July 31, 2003 as compared to $132,036 during the quarter ended July 31, 2002. This decrease of $25,771 resulted primarily from reduced administrative, legal and accounting costs. The Company had reduced its office expenses and accounting staff to reduce these costs.

     The Company had a gain on sale of assets of $0 during the quarter ended July 31, 2003 as compared to a $100,000 gain during the quarter ended July 31, 2002. This decrease resulted from the sale of part of the Company's film library during the quarter ended July 30, 2002, for which there was no comparable gain in the quarter ended July 31, 2003.

     Interest income increased to $152 for the quarter ended July 31, 2003 compared to $0 for the quarter ended July 31, 2002, reflecting a slight increase in cash held during the quarter ended July 31, 2003. During the quarter ended July 31, 2003, the Company had no interest expense.

     The Company had a net income of $28,506 for the quarter ended July 31, 2003 compared to net income of $76,815 for the quarter ended July 31, 2002. The decrease in net income resulted primarily from the sale of part of the Company's film library during the quarter ended July 31, 2002, detailed above, for which there was no comparable gain during the quarter ended July 31, 2003. During the quarters ended July 31, 2003 and 2002, the Company had no significant provisions for income taxes due to its net operating loss carryovers.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three month period ended July 31, 2003 was motion picture licensing income. The Company continues to invest in the development of motion picture film projects, the production of which requires substantial capital. In the event that the Company decides to invest in the production of one or more of its developed film projects, the Company will need to examine and evaluate the additional capital requirements to undertake such activities. The Company presently does not have sufficient capital to pursue such activities. Except for the financing of new film production costs, the Company believes it has sufficient working capital to maintain its ongoing operations.

     For the quarter ended July 31, 2003, the Company's net cash flow provided by operating activities was $67,068 compared to net cash out flow used in operating activities of $119,514 for the quarter ended July 31, 2002. At July 31, 2003 and 2002, the Company had cash of 106,447 and $8,411, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Demand for Investigation by Shareholders Action Committee
---------------------------------------------------------

     On April 17, 2003, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

Rigel USA Inc. vs. Kings Road Entertainment, Inc.
------------------------------------------------

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

Demand and Notice For Annual Meeting
------------------------------------

     Subsequent to the period covered by this report, the Board received a Letter dated November 17, 2003, from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim through his counsel was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current, and the Company had received the report from the independent counsel pertaining to the Demand of the Shareholders Action Committee.

     Subsequent to the period covered by this report, the Company has announced that the date of the 2004 annual meeting of stockholders will be September 15, 2004 and that the record date for stockholders entitled to notice and to vote at the meeting and any postponements and adjournments thereof, is fixed at July 30, 2004.

Claim Against Michael Berresheim, Eric Ottens, et al.
----------------------------------------------------

     On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak", were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions, corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company. The Company has notified Messrs. Berresheim and Ottens that it has concluded that these monies have been diverted and should be returned immediately to the Company.

     Mr. Berresheim strenuously denies that such monies were taken without the Company's knowledge, but nevertheless has informed the Company that it is his intention to repay these monies to the Company in July 2004. The Company has requested that Mr. Berresheim pledge all shares of the Company owned directly or indirectly by him or entities controlled by him, as collateral for repayment, but Mr. Berresheim has refused to do so, and as of the date of this report has not repaid these monies.

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

     Between April 18, 2003 and December 20, 2003, without the knowledge or authorization of the Company, the 4 checks totaling $103,517, belonging to the Company and Regal Productions were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions.

     On June 8, 2004, the Company made a demand upon Kings Road Entertainment, Inc., (Florida Corporation P03000042628) Kings Road to Fame, Inc. (Florida Corporation P03000043121) dba Regal Productions, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees.

     Messrs. Berresheim and Ottens, through counsel, have denied any malfeasance, and Mr. Berresheim has indicated his intention to repay these monies, and to undertake other actions, to resolve this situation.

     The Company is currently in negotiations with counsel for Mr. Berresheim with regard to the settlement of this matter. If settlement cannot be reached according to terms acceptable to the Company, the Company intends to proceed as necessary to recover the amounts due. As of the date of this report Mr. Berresheim has not repaid these monies and no settlement has been reached.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2003.

Item 5. Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

          3.1    Restated Certificate of Incorporation of Registrant (1)
          3.2    Bylaws of Registrant (2)
          10.1   1998 Stock Option Plan (1)
          21     Subsidiaries of Registrant (3)
          99.1** Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350
          99.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350
          99.3** 906 Certification
          _______________

          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
          (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001
          ** Filed Herewith

(b)  Forms 8-K

     No current reports on Form 8-K were filed during the quarter ended July 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.


        July 15, 2004                            /s/ Geraldine Blecker
Date:  _______________                           _______________________________
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer



        July 15, 2004                            /s/ H. Martin DeFrank
Date:  ________________                          _______________________________
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer