Form 10QSB
period 2003-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended October 31, 2003      Commission File No. 0-14234



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


As of July 13, 2004, the Registrant had 3,857,765 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES        NO   X
                                                    -----     -----

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                     For the Quarter Ended October 31, 2003

                                      INDEX

                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Consolidated Balance Sheet .......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   7

         Item 3.      Controls and Procedures ..........................................................   9

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................   9

         Item 2.      Changes in Securities ............................................................  11

         Item 3.      Defaults Upon Senior Securities ..................................................  11

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  12

         Item 5.      Other Information ................................................................  12

         Item 6. Exhibits and Reports on Form 8-K ......................................................  12

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                         OCTOBER 31,              APRIL 30,
                                                                                             2003                   2003
                                                                                        -------------           -------------
                                                                                         (Unaudited)
     CURRENT ASSETS
        Cash                                                                            $      93,634           $      50,679
        Accounts receivable                                                                   287,908                 350,345
                                                                                        -------------           -------------
           Total Current Assets                                                               381,542                 401,024
                                                                                        -------------           -------------
        FIXED ASSETS, NET                                                                           -                       -
                                                                                        -------------           -------------
        OTHER ASSETS

        Film development costs, net
                                                                                               58,645                  47,345
                                                                                        -------------           -------------
          Total Other Assets
                                                                                               58,645                  47,345
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     440,187           $     448,369
                                                                                        =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

     CURRENT LIABILITIES
        Accounts payable                                                                $     114,200           $      99,855
        Accrued expenses                                                                      196,134                 189,002
        Deferred revenue                                                                       76,667                  86,667
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
        Total Current Liabilities                                                             391,001                 379,524
                                                                                        -------------           -------------
          TOTAL LIABILITIES                                                                   391,001                 379,524
                                                                                        -------------           -------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 shares issued and outstanding                                             38,644                  38,644
        Additional paid-in capital                                                         24,932,655              24,932,655
        Accumulated deficit                                                               (24,922,113)            (24,902,454)
                                                                                        -------------           -------------
          TOTAL STOCKHOLDERS' EQUITY                                                           49,186                  68,845
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $     440,187           $     448,369
                                                                                        =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months Ended       For the Six Months Ended
                                                                October 31,                     October 31,
                                                        --------------------------      --------------------------
                                                           2003           2002               2003           2002
                                                        -----------    -----------      -----------    -----------


REVENUES
  Feature films                                         $    81,261    $    99,703      $   217,195    $   208,594
                                                        -----------    -----------      -----------    -----------
     Total Revenues                                          81,261         99,703          217,195        208,594
                                                        -----------    -----------      -----------    -----------
COSTS AND EXPENSES

  General and administrative expenses                       129,181        138,873          235,445        270,909
                                                        -----------    -----------      -----------    -----------
     Total Costs and Expenses                               129,181        138,873          235,445        270,909
                                                        -----------    -----------      -----------    -----------
  OPERATING INCOME (LOSS)                                   (47,920)       (39,170)         (18,250)       (62,315)
                                                        -----------    -----------      -----------    -----------
OTHER INCOME (EXPENSE)
  Other income (expense)                                       (363)            31           (1,697)            (9)
  Interest income                                               118             90              270             90
  Gain on sale of assets                                          -              -                -        100,000
  Gain on sale of subsidiary                                      -         33,043                -         33,043
                                                        -----------    -----------      -----------    -----------
  Total Other Income (Expense)                                 (245)        33,164           (1,409)       133,124
                                                        -----------    -----------      -----------    -----------
  INCOME (LOSS) BEFORE
  INCOME TAXES                                              (48,165)        (6,006)         (19,659)        70,809

INCOME TAXES                                                      -              -                -              -
                                                        -----------    -----------      -----------    -----------
NET INCOME (LOSS)                                       $   (48,165)   $    (6,006)     $   (19,659)   $    64,694
                                                        ===========    ===========      ===========    ===========

BASIC INCOME (LOSS) PER SHARE                           $     (0.01)   $     (0.00)     $      0.01    $      0.02
                                                        ===========    ===========      ===========    ===========
FULLY DILUTED INCOME (LOSS)
PER SHARE                                               $     (0.01)   $     (0.00)     $      0.01    $      0.02
                                                        ===========    ===========      ===========    ===========
  Weighted average number of common
  shares - basic and diluted                              3,864,390      3,864,390        3,864,390      3,840,477
                                                        ===========    ===========      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 For the Six Months Ended
                                                                                        October  31,
                                                                                --------------------------
                                                                                    2003           2002
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                          $   (19,659)   $    70,809
     Adjustments to reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   -            342
          Common stock issued for services                                                -         28,000
          Gain on sale of assets                                                          -       (100,000)
          Gain on sale of subsidiary                                                      -        (33,043)
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                 62,437        (75,850)
          Increase (decrease) in accounts payable                                    14,345        (58,893)
          Increase (decrease) in accrued expenses                                     7,132         42,643
          Increase (decrease) in deferred revenue                                   (10,000)        61,467
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                            54,255        (64,525)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                        -        100,000
     Gross additions to film development costs                                      (11,300)             -
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                           (11,300)       100,000
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                          -              -
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                      42,955         35,475

CASH AT BEGINNING OF PERIOD                                                          50,679         27,925
                                                                                -----------    -----------
CASH AT END OF PERIOD                                                           $    93,634    $    63,400
                                                                                ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $         -    $         -
   Income taxes                                                                 $         -    $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $         -    $    28,000

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       October 31, 2003 and April 30, 2003

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2003 and the results of its operations and cash flows for the six month periods ended October 31, 2003 and 2002, respectively have been included.

     The results of operations for the six-month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

The Three Months Ended October 31, 2003 vs. the Three Months Ended October 31, 2002

     For the quarter ended October 31, 2003, feature film revenues were $81,261 as compared to $99,703 for the quarter ended October 31, 2002. The decrease of $18,442 resulted primarily from decreased royalties on the Company's feature film library during the quarter end, October 31, 2003.

     Costs and expenses decreased to $129,181 for the quarter ended October 31, 2003 as compared to $138,873 during the quarter ended October 31, 2002. This decrease of $9,692 represents a reduction in general office expenses and accounting fees.

     The Company had a net loss of $48,165 for the quarter ended October 31, 2003 compared to a net loss of $6,006 for the quarter ended October 31, 2002. The increase in net loss resulted primarily from a gain of $33,043 from the sale of its interest in Animal Town during the quarter ended October 31, 2002, for which there was no comparable gain during the quarter ended October 31, 2003.

     At October 31, 2003, the Company had cash of $93,634 as compared to $63,400 at October 31, 2002. During the quarters ended October 31, 2003 and 2002, the Company had no provision for income taxes due to its net operating loss carryovers.

The Six Months Ended October 31, 2003 vs. the Six Months Ended October 31, 2002

     For the six months ended October 31, 2003, feature film revenues were $217,195 as compared to $208,594 for the six months ended October 31, 2002. The increase of $8,601 in feature film revenues was attributable to increased domestic and foreign distribution revenues from feature films in the Company's film library during the six months ended October 31, 2003.

     General and administrative costs decreased to $235,445 for the six months ended October 31,2003 from $270,909 for the six months ended October 31, 2002. The decrease of $35,464 resulted principally from reductions in office expenses and accounting costs.

     Interest income increased to $270 for the six months ended October 31, 2003 versus $90 for the six months ended October 31, 2002 reflecting a slight increase in cash and cash equivalents held during the respective periods.

     The Company had a net loss of $19,659 for the six months ended October 31, 2003 as compared to net income of $70,809 for the six months ended October 31, 2002. The decrease in net income resulted primarily from the gains described above during the six months ended October 31, 2002, for which there was no comparable gain during the six months ended October 31, 2003. During the six months ended October 31, 2003 and 2002, the Company had no significant provision for income taxes.

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

     For the six months ended October 31, 2003, the Company's net cash flow provided by operating activities was $54,255 compared to net cash out flow used in operating activities of $64,525 for the comparable six month prior period. At October 31, 2003 and 2002, the Company had cash of $93,634 and $63,400, respectively.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended October 31, 2002.

Item 5. Other Information.

     None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)
     --------
          3.1     Restated Certificate of Incorporation of Registrant (1)
          3.2     Bylaws of Registrant (2)
          10.1    1998 Stock Option Plan (1)
          21      Subsidiaries of Registrant (3)
          99.1**  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
          99.2**  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350
          99.3**  906 Certification
          _______________
          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
          (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001
          ** Filed Herewith

(b)  Forms 8-K
     ---------

     On October 10, 2003 the Company filed a Form 8-K annoucing the Board of Directors appointed Philip Michael Holmes to the Board of Directors to fill the vacancy left by the resignation of Mr. Wolfgang Stangl. Mr. Holmes joins H. Martin DeFrank and Geraldine Blecker as Directors for the Company. The Directors serve for a term of one year or until the next annual meeting of shareholders at which their successors are duly elected and qualified.

     There were no other reports on Form 8-K filed during the period covered by this report.

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