Form 10QSB
period 2004-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2004-07-16
CIK 773588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the Quarterly Period Ended January 31, 2004      Commission File No. 0-14234



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

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                     For the Quarter Ended January 31, 2004

                                      INDEX
                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Consolidated Balance Sheet .......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................   8

         Item 3.      Controls and Procedures ..........................................................  10

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................  10

         Item 2.      Changes in Securities ............................................................  13

         Item 3.      Defaults Upon Senior Securities ..................................................  13

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  13

         Item 5.      Other Information ................................................................  13

         Item 6. Exhibits and Reports on Form 8-K ......................................................  13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                         JANUARY 31,              APRIL 30,
                                                                                            2004                    2003
                                                                                        -------------           -------------
                                                                                         (Unaudited)

     CURRENT ASSETS
        Cash                                                                            $      72,611           $      50,679
        Accounts receivable                                                                   196,054                 350,345
        Prepaid expenses                                                                        2,222                       -
                                                                                        -------------           -------------
           Total Current Assets
                                                                                              270,887                 401,024
                                                                                        -------------           -------------
        FIXED ASSETS, NET                                                                           -                       -
                                                                                        -------------           -------------
        OTHER ASSETS

        Film development costs, net                                                            69,437                  47,345
                                                                                        -------------           -------------

          Total Other Assets                                                                   69,437                  47,345
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     340,324           $     448,369
                                                                                        =============           =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ---------------------------------------------

     CURRENT LIABILITIES
        Accounts payable                                                                $      96,003           $      99,855
        Accrued expenses                                                                      199,692                 189,002
        Deferred revenue                                                                       71,667                  86,667
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
        Total Current Liabilities                                                             371,362                 379,524
                                                                                        -------------           -------------
          TOTAL LIABILITIES                                                                   371,362                 379,524
                                                                                        -------------           -------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $.01 par value, 12,000,000 shares authorized,
           3,864,390 shares issued and outstanding                                             38,644                  38,644
        Additional paid-in capital                                                         24,932,655              24,932,655
        Accumulated deficit                                                               (25,002,337)            (24,902,454)
                                                                                        -------------           -------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (31,038)                 68,845
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $     340,324           $     448,369
                                                                                        =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months Ended       For the Nine Months Ended
                                                                January 31,                     January 31,
                                                        --------------------------      --------------------------
                                                           2004           2003              2004           2003
                                                        -----------    -----------      -----------    -----------
REVENUES
  Feature films                                         $   100,106    $   172,270      $   317,301    $   374,750
                                                        -----------    -----------      -----------    -----------
     Total Revenues                                         100,106        172,270          317,301        374,750
                                                        -----------    -----------      -----------    -----------
COSTS AND EXPENSES

  General and administrative expenses                       179,195        148,283          414,640        419,193
                                                        -----------    -----------      -----------    -----------
     Total Costs and Expenses                               179,195        148,283          414,640        419,193
                                                        -----------    -----------      -----------    -----------
  OPERATING LOSS                                            (79,089)        23,987          (97,339)       (44,443)
                                                        -----------    -----------      -----------    -----------
OTHER INCOME (EXPENSE)
  Other income (expense)                                     (1,303)           793           (2,982)           784
  Interest income                                               168             31              438            121
  Gain on sale of assets                                          -              -                -        100,000
  Gain on sale of subsidiary                                      -              -                -         33,043
                                                        -----------    -----------      -----------    -----------
  Total Other Income                                         (1,135)           824           (2,544)       133,948
                                                        -----------    -----------      -----------    -----------
  INCOME (LOSS) BEFORE
  INCOME TAXES                                              (80,224)        24,811          (99,883)        89,505

INCOME TAXES                                                      -              -                -              -
                                                        -----------    -----------      -----------    -----------
NET INCOME (LOSS)                                       $   (80,224)   $    24,811      $   (99,883)   $   889,505
                                                        ===========    ===========      ===========    ===========
BASIC INCOME (LOSS) PER SHARE                           $    ( 0.02)   $      0.01      $     (0.03)   $      0.02
                                                        ===========    ===========      ===========    ===========
FULLY DILUTED INCOME (LOSS)
PER SHARE                                               $     (0.02)   $      0.01      $     (0.03)   $      0.02
                                                        ===========    ===========      ===========    ===========
  Weighted average number of common
  shares - basic and diluted                              3,864,390      3,864,390        3,864,390      3,848,488
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                For the Nine Months Ended
                                                                                        January 31,
                                                                                --------------------------
                                                                                    2004           2003
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                          $   (99,883)   $    89,505
     Adjustments to reconcile Net (Loss) Income to Net Cash
     Provided by (Used in) Operating Activities:
          Depreciation and amortization                                                   -            513
          Common stock issued for services                                                -         28,000
          Gain on sale of assets                                                          -       (100,000)
          Gain on sale of subsidiary                                                      -        (33,043)
     Changes in Assets and Liabilities:
          (Increase) decrease in accounts receivable                                154,291        (82,152)
          Decrease (increase) in prepaid expenses                                    (2,222)             -
          Increase (decrease) in accounts payable                                    (3,852)       (45,500)
          Increase (decrease) in accrued expenses                                    10,690         30,639
          Increase (decrease) in deferred revenue                                   (15,000)        56,467
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                            44,024        (55,571)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                        -        100,000
     Gross additions to film development costs                                      (22,092)        (5,540)
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                           (22,092)        94,460
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                     -              -
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                      21,932         38,889

CASH AT BEGINNING OF PERIOD                                                          50,679         27,925
                                                                                -----------    -----------
CASH AT END OF PERIOD                                                           $    72,611    $    66,814
                                                                                ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

CASH PAID FOR:
   Interest                                                                     $         -    $         -
   Income taxes                                                                 $         -    $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                                             $         -    $    28,000

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       January 31, 2004 and April 30, 2003

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2004 and the results of its operations and cash flows for the nine month periods ended January 31, 2004 and 2003, respectively have been included.

     The results of operations for the nine-month period ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2 - SIGNIFICANT EVENTS

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

Recent Developments

     Subsequent to the fiscal year ended April 30, 1995, the Company has produced no new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

Results of Operations

The Three Months Ended January 31, 2004 vs. the Three Months Ended January 31, 2003

     For the quarter ended January 31, 2004, feature film revenues were $100,106 as compared to $172,270 for the quarter ended January 31, 2003. The decrease of $72,164 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses increased to $179,195 for the quarter ended January 31, 2004 as compared to $148,283 during the quarter ended January 31, 2003. This increase of $30,912 is due to the increase in professional expenses, specifically legal fees generated by the Rigel lawsuit and the shareholders action as discussed below.

     The Company had a net loss of $80,224 for the quarter ended January 31, 2004 as compared to net income of $24,811 for the quarter ended January 31, 2003. During the quarters ended January 31, 2004 and 2003, the Company had no provision for income taxes, due to its net operating loss carry forwards.

The Nine Months Ended January 31, 2004 vs. the Nine Months Ended January 31,
2003

     For the nine months ended January 31, 2004, feature film revenues were $317,301 as compared to $374,750 for the nine months ended January 31, 2003. The decrease of $57,449 principally related to decreased domestic and foreign distribution revenues from feature films in the Company's film library during the nine months ended January 31, 2004.

     During the nine months ended January 31, 2004, the Company recorded a write down in development costs of $22,092 that the Company does not expect to recover. General and administrative costs decreased slightly from $419,193 for the nine months ended January 31, 2003 to $414,640 for the nine months ended January 31, 2004.

     Interest income increased to $438 for the nine months ended January 31, 2004 versus $121 for the nine months ended January 31, 2003 reflecting a slight increase in cash and cash equivalents held during the respective periods.

     During the nine months ended January 31, 2003, the Company recorded income of $100,000 from the sale of part of its film library and a gain of $33,043 from the sale of its Animal Town subsidiary, for which there was no comparable gain during the nine months ended January 31, 2004.

     The Company had a net loss of $99,883 for the nine months ended January 31, 2004 as compared to net income of $89,505 for the nine months ended January 31, 2003. The decrease in net income resulted primarily from income from the sale of part of the Company's film library and one of its subsidiaries, during the nine months ended January 31, 2003 as detailed above, for which there was no comparable gain during the nine months ended January 31, 2004. During the nine months ended January 31, 2004 and 2003, the Company had no significant provision for income taxes.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three and nine month periods ended January 31, 2004 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the nine months ended January 31, 2004, the Company's net cash flow provided by operating activities was $44,024 compared to net cash out flow of $55,571 for the comparable nine month prior year period. At January 31, 2004, the Company had cash of $72,611 as compared to $68,814 at January 31, 2003.

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

Rigel USA Inc. vs. Kings Road Entertainment, Inc., et al.
--------------------------------------------------------

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

Second Demand Letter from the Shareholders Action Committee
-----------------------------------------------------------

     On November 10, 2003 the Company received a letter from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The inquiry as conducted by the independent counsel was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel. The Board has recently appointed new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders. The inquiry is now proceeding at a satisfactory pace and the Board expects to receive a status report in the very near future.

Demand and Notice For Annual Meeting
------------------------------------

     On November 17, 2003 the Board received a Letter from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim, through his counsel, was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current the Rigel lawsuit had been resolved, and the Company had received the report from the independent counsel pertaining to the Demand of the Shareholders Action Committee.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended January 31, 2004.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

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