Form 10KSB
period 2004-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2005-05-26
CIK 773588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- KSB

 [X} Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended April 30, 2004

 [X} Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                           Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                         -----------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                             95-3587522
           --------                                             ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

                   447 B Doheny Drive, Beverly Hills, CA 90210
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                     Issuer's telephone number: 310-278 9975

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X} No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $378,347

     As of April 1, 2005, the aggregate market value of the voting stock held by non-affiliates (based on the average of the closing bid and ask prices of $0.14 as reported on the Pink Sheets) was $659,085 calculated on the basis of 4,707,757 shares held by non-affiliates according to the beneficial ownership tables.

     As of April 1, 2005 the registrant had 6,957,757 shares of its common stock outstanding.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I
                                     ------

Item 1.       Description of Business .....................................   1
Item 2.       Description of Property .....................................  16
Item 3.       Legal Proceedings ...........................................  16
Item 4.       Submission of Matters to a Vote of Security Holders .........  18

                                     PART II
                                     -------

Item 5.       Market For Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities .......  18
Item 6.       Management's Discussion and Analysis or
              Plan of Operation ...........................................  19
Item 7.        Financial Statements .......................................  22
Item 8.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ........................  22
Item 8A.      Controls and Procedures .....................................  22
Item 8B.      Other Information ...........................................  22

                                    PART III
                                    --------

Item 9.       Directors and Executive Officers of the Registrant ..........  23
Item 10.      Executive Compensation ......................................  26
Item 11.      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters .................  28
Item 12.      Certain Relationships and Related Transactions ..............  30
Item 13.      Exhibits ....................................................  30
Item 14.      Principal Accountant Fees and Services ......................  30

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

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

     Kings Road Entertainment, Inc. ("Company" or "Registrant"), incorporated in Delaware in 1980, has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). The Company began active operations in January 1983 and released its first motion picture in 1984, All of Me, starring Steve Martin. There have been 17 additional pictures theatrically released in the domestic market and seven pictures have been released directly to the domestic home video or pay television market.

Business Development
--------------------

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

KRTR Inc.

     On August 10, 2000, the Company incorporated the wholly owned subsidiary KRTR, Inc., a New York Corporation, with its registered office situated at 12.
E. 33rd St., New York, NY 10016, for the purpose of theatre production.

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

     The play closed on February 25, 2001, and on March 13, 2001 the Company announced that the play had conducted its final show after 17 previews and 124 performances. During October 2001, the Company elected to cease all operations pertaining to the stage play. All operations pertaining to the Play were classified as discontinued and were segregated from the Company's viable operations. At the date of discontinuance, KRTR had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play.

     KRTR has been inactive since such operations ceased. On December 22, 2003, the Board resolved to dissolve KRTR. No shareholder agreement was ever executed by any party, nor were any shares ever issued to any party. Bylaws for KRTR were never adopted. Despite exhaustive attempts, KRTR could not be dissolved until taxes for the year 2003 had been filed with the State of New York.

     Subsequent to the period covered by this report, on March 8, 2005, the Company sent a check for $930.58, constituting such outstanding tax assessment from April 2003 together with the relevant dissolution documentation, so liquidation of this entity can finally be processed.

     The Company does not expect to undertake any future production activities with respect to live performances.

Kings Road Productions (Europe) GmbH

     On January 23, 2001 the Company, along with Joachen Hasmanis, entered into an agreement with the shareholders of Reboost GmbH, a German limited company ("Reboost"), under which the Company would purchase 50% of the shares of Reboost and Mr. Hasmanis would purchase 50% of the shares of Reboost. Pursuant to the terms of the agreement, the Company would purchase a total of 35,500 shares of Reboost as follows:

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

     The name of Reboost which was renamed Frame Spotting Media GmbH on February 5, 2001, was changed to Kings Road Productions (Europe) GmbH, with a registered office located at Gerauerstr. 58 a, D-64546 Moerfelden-Walldorf, Germany.

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

     Although this subsidiary was acquired in order to qualify for European regional and national film subsidies and to be eligible for the various tax incentives accessible within the European film industry for the purposes of film and TV production, it continued to be a drain on the Company's reserves, since it had not produced anything since its inception. Shortly after the acquisition of this subsidiary it became clear that the Company could not support this subsidiary with the funds required to operate its European business

     In early January 2004, Mr. Joachen Kley, who assumed the position of managing director in June 2003 was forced to resign due to a serious illness. Ms. Blecker thus reassumed the position of Managing Director of this subsidiary and took the necessary steps to recover all documentation and settle all outstanding debts, with a view to officially shutting down this entity as soon as possible. Taking the current situation of the German film industry into account and this subsidiary's total lack of self-sufficiency, it was evident that this company would be unlikely to operate effectively in the near future and would continue to be a drain on the parent company.

     On March 22, 2004, the Board resolved to enter into negotiations with Kings Road Enterprises Corp. (formerly Parkland AG), registered at 1001 E. Sample Road, Suite 8W, Pompano Beach, FL 33064, USA, owned by a former Director and Company Officer and currently represented by Mr. Evert Wilbrink, 7 Langweid, 1831 BL, Koedjik, Netherlands, to sell this entity outright for a purchase price of $1,500 as due and fair consideration, whereby the new owner would assume all liabilities.

     On March 30, 2004, the above sale was transacted and finalized before a German Notary, and Mr. Wilbrink was appointed to replace Ms. Blecker as managing director. As of the date of this report the purchase price remains unpaid.

Kings Road To Fame Inc.

     Kings Road To Fame Inc. was formed and incorporated in the State of Delaware on May 15, 2001, for the purpose of producing Rock Anthologies, since which date it has remained completely inactive. No shareholder agreement was ever executed by any party, nor were any shares ever issued to any party. Bylaws for this entity were never adopted.

     On October 8, 2003, the Board resolved to sell this subsidiary in its entirety to Parkland AG, 5743 NW 66th Ave., Parkland, FL 33067-1330, owned by a former Director and Company Officer, effective as at March 31, 2003, for a purchase price of $1,500, which amount still remains unpaid as of the date of this report.

Development
-----------

     Development activities are a fundamental building block to the Company's future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes are among the Company's most valuable assets.

Financing
---------

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

Production
----------

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

     As of April 30, 2004, the Company had produced (or co-produced) 25 pictures, 18 of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

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

Distribution
------------

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

Employees
---------

     As of April 30, 2004, the Company employed three full-time employees. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures. (Please see under Item 9 - Significant Employees.)

Competition
-----------

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

Regulation and Governmental Approval
------------------------------------

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

Patents Trademarks and Other Intellectual Property
--------------------------------------------------

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

Reports to Security Holders
---------------------------

     The Public may view obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov/cgi-bin/srch-edgar, by simply typing in "Kings Road Entertainment, Inc."

                                  RISK FACTORS

     You should carefully consider the following discussion of risks and the other information included or incorporated by reference in this report in evaluating the Company and our business. The risks described below are not the only ones facing the Company. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

Risk that the Company's Common Stock may be deemed a "Penny Stock"
------------------------------------------------------------------

     The Company's common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks
(i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

     If the Company's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Volatile and Limited Market for Common Stock
--------------------------------------------

     As of April 30, 2004, the Company's common stock was quoted on the Bulletin Board under the symbol "KREN.PK." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

     The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: annual variations in operating results; announcements of technological innovations, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

No Guarantee of Continued Listing on OTC Bulletin Board
------------------------------------------------------

     There is no guarantee that the Company's common stock will continue to be listed on the pink sheets or on any other published medium including but not limited to the OTC Bulletin Board or any publication by the National Quotation Bureau, Incorporated or any by similar successor organizations, or by any member firm of the New York Stock Exchange, or other American Exchange, NASDAQ, or NASD related entity.

Dependence on Key Employees and Need for Additional Management and Personnel
----------------------------------------------------------------------------

     The Company is heavily dependent on the abilities of H. Martin DeFrank, Geraldine Blecker, and Philip Holmes who have contributed essential management experience. The loss of their services would have a material adverse effect on the Company's business. However, their interests are closely aligned with those of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace any of them should their services become unavailable.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as, the continued service of its key management personnel and its ability to identify, hire and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

Conflicts of Interest; Related Party Transactions
-------------------------------------------------

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to receive more favorable terms from a related party.

Risks Associated with Significant Fluctuations in Annual Operating Results
--------------------------------------------------------------------------

     The Company expects to experience large fluctuations in future annual operating results that may be caused by many factors, including the timing of introductions or enhancements to its products and library by the Company or its competitors; market acceptance of such introduced or upgraded films; the pace of development of the market; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

Substantial Future Sales of Stock; Dilution
-------------------------------------------

     There may be substantial sales of the Company stock. Sales of substantial amounts of stock could have a material dilutive effect on shareholders. Additionally, it may be necessary to offer warrants or options to obtain strategic relationships or to raise additional capital. All of these issuances will dilute the holdings of existing shareholders thereby reducing such holder's percentage ownership.

No Dividends
------------

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

Possible substantial capital requirements and financial risks
-------------------------------------------------------------

     Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures or television programs. This time lapse requires us to fund a significant portion of our capital requirements from our revolving credit facility and from other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from broadcasters, distributors, tax shelters, government and industry programs and other studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

     Our substantial leverage could adversely affect our financial condition. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture productions are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

     * require us to dedicate a substantial portion of our cash flow to the repayment of our indebtedness, reducing the amount of cash flow available to fund motion picture and television production, distribution and other operating expenses;

     * limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general;

     * limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us; and

     * limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests.

Budget overruns may adversely affect our business
-------------------------------------------------

     Our business model requires that we be efficient in the production of our motion pictures and television programs. Actual motion picture and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

     In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

     Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.

Revenues and results of operations may fluctuate significantly
--------------------------------------------------------------

     Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the motion pictures and television programming that we distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. In recent years, our revenues and results of operations have been significantly impacted by the success of critically acclaimed and award winning films, including Academy Award winners and nominees. We cannot assure you that we will manage the production, acquisition and distribution of future motion pictures as successfully as we have done with these recent critically acclaimed and award winning films or that we will produce or acquire motion pictures that will receive similar critical acclaim or perform as well commercially, which could have a material adverse effect on our business, results of operations and financial condition.

The Company lacks output agreements with cable and broadcast channels
---------------------------------------------------------------------

     While similar broadcasters exhibit our films, they license such rights on a film-by-film, rather than an output, basis. We cannot assure you that we will be able to secure other output agreements on acceptable terms, if at all. Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations and financial condition.

Revenue sharing agreements might not be renewed
-----------------------------------------------

     The failure to renew these agreements on similar terms could have a material adverse effect on our business, results of operations and financial condition.

Revenues and results of operations are vulnerable to currency fluctuations
--------------------------------------------------------------------------

     We report our revenues and results of operations in U.S. dollars, but a significant portion of our revenues is earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

     From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

Accounting practices used in our industry may accentuate fluctuations in
------------------------------------------------------------------------
operating results
-----------------

     In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.

     We regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film or television asset to its estimated fair value. Results of operations in future years depend upon our amortization of our film and television costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture or television program over the entire revenue stream expected to be generated by the individual picture or television program.

Failure to manage future growth may adversely affect our business
-----------------------------------------------------------------

     We are subject to risks associated possible acquisitions, business combinations, or joint ventures. From time to time we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. We may not realize the anticipated benefit from any of the transactions we are pursuing. Regardless of whether we consummate any such transaction, the negotiation of the potential transaction as well as the integration of the acquired business could require us to incur significant costs and cause diversion of management's time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

     We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined. Integrating any business that we acquire or have acquired or with which we combine or have combined, may be distracting to our management and disruptive to our business and may result in significant costs to us. We may face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, results of operations and financial condition. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the acquisition.

     Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximums, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.

The Company may not be able to obtain additional funding to meet our
--------------------------------------------------------------------
requirements
------------

     Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and television programs and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

If the Company fails to maintain an effective system of internal controls or
----------------------------------------------------------------------------
fails to implement changes to address reportable conditions, it may not be able
-------------------------------------------------------------------------------
to report our financial results accurately
------------------------------------------

     Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Failure to implement and maintain an effective system of internal controls could have a material adverse effect on our business, results of operation and financial condition.

Ability to exploit our filmed and television content library may be limited
---------------------------------------------------------------------------

     A significant portion of our filmed and television content library revenues comes from a small number of titles. We depend on a limited number of titles for the majority of the revenues generated by our filmed and television content library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations and financial condition.

     We are limited in our ability to exploit a portion of our filmed and television content library. Our rights to the titles in our filmed and television content library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights or that any such renewal will be on acceptable terms. Any such failure could have a material adverse effect on business, results of operations and financial condition.

Our success depends on external factors in the motion picture and television
----------------------------------------------------------------------------
industry
--------

     Our success depends on the commercial success of motion pictures and television programs, which is unpredictable. Operating in the motion picture and television industry involves a substantial degree of risk. Each motion picture and television program is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures or television programs also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

     In addition, because a motion picture's or television program's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures and television programs will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Licensed distributors' failure to promote our programs may adversely affect our
-------------------------------------------------------------------------------
business
--------

     Licensed distributors' decisions regarding the timing of release and promotional support of our motion pictures, television programs and related products are important in determining the success of these pictures, programs and products. As with most companies engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures or television programs. Any decision by those distributors not to distribute or promote one of our motion pictures, television programs or related products or to promote our competitors' motion pictures, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

Adverse affects of strikes or other union job actions
-----------------------------------------------------

     The motion picture and television programs that we produce generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America has expired. Periodic negotiations for a new agreement continue to take place and the members of the Writers Guild of America have continued to work without a collective bargaining agreement. However, until a new agreement is reached there is an increased likelihood of a strike or lockout. The collective bargaining agreement with the Screen Actors Guild was set to expire on June 30, 2004, but has been extended until June 30, 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, the International Brotherhood of Teamsters and the Alliance of Canadian Cinema, Television and Radio Artists. The collective bargaining agreement with Teamsters Local 399, which represents a significant number of persons within the motion picture and television industry, expires on July 31, 2004, and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

Substantial competition in all aspects of our business
------------------------------------------------------

     We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

     The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio's larger promotion campaign. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

     The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

     Technological advances may reduce our ability to exploit our motion pictures and television programs. The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand. This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures and television programs. For example, an increase in video-on-demand could decrease home video rentals. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and television programs through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

International business risks
----------------------------

     We distribute motion picture and television productions outside the United States through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

     * changes in local regulatory requirements, including restrictions on content;

     * changes in the laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and to withholding taxes;

     *    differing degrees of protection for intellectual property;

     *    instability of foreign economies and governments;

     *    cultural barriers;

     *    wars and acts of terrorism; and,

     *    the spread of contagious diseases.

     Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a
------------------------------------------------------------------------
material adverse effect on our business
---------------------------------------

     Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

     Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Piracy of motion pictures, including digital and internet piracy, may reduce the
--------------------------------------------------------------------------------
gross receipts from the exploitation of our films
-------------------------------------------------

     Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay to view motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations and financial condition.

Risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

     As a distributor of media content, we may face potential liability for:

     *  defamation;

     *  invasion of privacy;

     *  negligence;

     *  copyright or trademark infringement; and

     * other claims based on the nature and content of the materials distributed.

     These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

     Since 1999, the Company maintains a 3-unit storage facility in Mission Hills, CA, rented from Stor America at an annual cost of $3,300. These units contain all the Company's film materials.

     On June 7, 2002, the Company established an office at 67 Wall St., Suite 2211, New York, NY10005, at a monthly cost of $100. The Company continues to maintain representation in London, England, and Frankfurt, Germany, in the form of agents, who utilize their own residences for work involving the Company.

     On October 31, 2003, the Company took out a one-year lease of a three-room space at 447 B Doheny Drive, Beverly Hills, CA 90210. This property comprises yearly leased accommodation of approximately 500 square feet at a monthly rent of $1,400. On November 15, 2003, the Company's registered office was changed from 5743 NW 66th Ave., Parkland, FL 33067-1330 to this address.

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

     Subsequent to the period covered by this report on, June 3, 2004, the Company entered into a Settlement Agreement with Rigel providing for the settlement of the matter and other possible claims of the parties.

Second Demand Letter from the Shareholders Action Committee
-----------------------------------------------------------

     The Company received a letter dated November 10, 2003 from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The inquiry as conducted by the independent counsel was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel. The Board thereupon appointed new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders.

     Subsequent to the period covered by this report, on November 3, 2004, the Board received a Preliminary Report from its independent counsel (Mr. Leonard Machtinger of Kenoff & Machtinger, LLP) with respect to some of the transactions of November 1998, which are currently being evaluated by the Board in consultation with the Company's corporate counsel.

Demand and Notice For Annual Meeting
------------------------------------

     The Board received a Letter dated November 17, 2003, from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the purported holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim through his counsel was advised that the Board was working with the Company's auditors in order to complete reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's periodic reports were current and the Company had received the report from the independent counsel pertaining to certain transactions.

Claim Against Michael Berresheim, Eric Ottens, et al.
-----------------------------------------------------

     On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak," were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation number P03000043121) doing business as Regal Productions, corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company.

     Subsequent to the date of this report, on June 8, 2004, the Company made a demand upon Kings Road Entertainment, Inc., (Florida Corporation number P03000042628), Kings Road to Fame, Inc. (Florida Corporation number P03000043121) doing business as Regal Productions, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees. Messrs. Berresheim and Ottens, through counsel, have denied any malfeasance, and Mr. Berresheim has indicated his intention to repay these monies, and to undertake other actions, to resolve this situation.

     On September 9, 2004, the Company filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 04-14356 CACE 13, against Messrs. Berresheim, Ottens, the Florida entities, et al, "seeking the return of money illegally obtained and converted from KRE Delaware, an accounting and an injunction from further use of its trade name." Defendants Ottens and Beresheim have been served with the complaint. Discovery has commenced in this proceeding.

Claim on the Company from MBO Media GmbH
----------------------------------------

     Subsequent to the period covered by this report, on March 29, 2005, and subsequent to the period covered by this report, the Company received a German-language fax communication from attorney-at-law Ms. Beate C. Mueller, on behalf of her client MBO Media GmbH and its managing director Mr. Michael Berresheim (former director and officer of the Company), demanding the Company's repayment of leasing costs of 179,884.37 Euro for the video and film editing suite Avid Symphony V 2.0 as ostensibly paid by her client MBO Media GmbH (formerly MBO Musikverlags GmbH). According to this letter the initial claim for the reimbursement of this sum was made by her client on May 18, 2000.

     The Company has no record of any such claim, invoice, or corresponding leasing/repayment agreement between the parties in its files and has passed this correspondence on to its German counsel, who repudiated this claim on April 4, 2005.

Shareholder Demand for Inspection of Company Records
----------------------------------------------------

     Subsequent to the period covered by this report, on March 30, 2005 the Company received a registered letter dated March 22, 2005 from Georgia-based attorney-at-law Daniel D. Dinur, Esq., on behalf of his client Kings Road Enterprises Corp. (formerly Parkland AG - an entity controlled by a former Director and Officer of the Company), together with a Power of Attorney signed on March 16, 2005 by that Company's President Mr. Evert Wilbrink and a Demand Under Oath likewise dated March 22, 2005. The Agent for the Stockholder pursuant to such Power of Attorney made "Demand Under Oath to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Code and states that the purpose of the demand and the inspection is (i) to make a determination as to the value of the Stockholder's stock in the Corporation,
(ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value." Company's counsel has been in contact with Mr. Dinur and the Company is complying with this demand.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fiscal year covered by this report.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock trades on the Pink Sheets under the symbol:
"KREN.PK." The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 2004 and 2003:


    Fiscal Year 2004                                         High         Low
         First Quarter                                       0.05         0.02
         Second Quarter                                      0.08         0.03
         Third Quarter                                       0.10         0.08
         Fourth Quarter                                      0.08         0.04

    Fiscal Year 2003                                         High         Low
         First Quarter                                       0.05         0.04
         Second Quarter                                      0.05         0.02
         Third Quarter                                       0.08         0.03
         Fourth Quarter                                      0.10         0.04

Holders
-------

     As of April 1, 2005, the Company had approximately 247 stockholders of record.

     In October 1999, the Company's common stock was de-listed from the NASDAQ Small Cap Market because the Company failed to meet certain minimum listing maintenance criteria set by NASDAQ and on September 17, 2002 the Company was delisted from the OTC Bulletin Board for failing to meet its eligibility requirements. The Company continues to fail in meeting the listing requirements.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sale of Unregistered Securities
--------------------------------------

     Subsequent to the period covered by this report, on January 16, 2005, the Board resolved, in order to reduce its total debt and to settle outstanding amounts due to certain privately contracted service providers, to issue restricted shares of the Company's common stock at a share price of $0.10 per share. This price represents the 90-day weighted moving average price of the Company's common stock as quoted on the Pink Sheets. This conversion of debt into equity also includes a portion of deferred unpaid accrued salaries to the Company's management and employees set forth as follows:

     On January 16, 2005, the Company authorized the issuance of 200,000 restricted shares of Common Stock to Gordon Jones of J & J Consulting, in exchange for services rendered to the Company in the amount of $20,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 300,000 restricted shares of Common Stock to Endeavour Broadcast Services, in exchange for services rendered to the Company in the amount of $30,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 200,000 restricted shares of Common Stock to Deborah Nugent, in exchange for services rendered to the Company in the amount of $20,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to Geraldine Blecker, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to H. Martin DeFrank, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 100,000 restricted shares of Common Stock to Philip M. Holmes, in exchange for services rendered to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     Subsequent to the date of this report, on February 4, 2005, the Company entered into a Stock Purchase Agreement with and among Geraldine Blecker, an affiliate of the Company, the People Helpers, Inc. and International Solutions Business Consulting GmbH, solely managed by director Philip M. Holmes, and therefore an affiliate of the Company, to purchase an aggregate of 1.5 million shares of the Company's restricted common stock for $0.10 per share, which price represents the closing price of the Company's stock as quoted on the Pink Sheets on that date, for a total cash contribution of $150,000 with the closing date set at February 11, 2005. On February 8, 2005, the Board resolved to approve, ratify and adopt this transaction. On February 11, 2005, the stock purchase was concluded, the stock price paid and the stock certificates subsequently issued. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     The Company's revenues have been substantially derived from the exploitation of the feature films it produces and are typically spread over a number of years. The Company attempts to generate revenues from theatrical distributors as soon as possible following completion of a picture. However, lower budget films, which the Company has produced most recently, often do not have a theatrical release. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues from pay and free television of a film are similarly recognized when a film becomes available for exploitation in those media, typically six to twenty-four months after the initial release. Some distribution contracts, however, may license more than one medium, a "multiple rights license." In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996 and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number and the success of the release of films that become available in the various media during that fiscal year. Although the Company has not produced any films since 1995, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, as was the case with respect to the sale of "Ticker" during the year ended April 30, 2001, will achieve commercial success, while limiting the Company's front end exposure.

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

Second Demand Letter from the Shareholders Action Committee
-----------------------------------------------------------

     The Company received a letter dated November 10, 2003 from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation into a series of transactions that occurred during the period of November 1998 through April 2001. The inquiry as conducted by the independent counsel was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel. The Board thereupon appointed new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders.

     Subsequent to the period covered by this report, on November 3, 2004, the Board received a Preliminary Report from its independent counsel (Mr. Leonard Machtinger of Kenoff & Machtinger, LLP) with respect to some of the transactions of November 1998, which are currently being evaluated by the Board in consultation with the Company's corporate counsel.

Demand and Notice For Annual Meeting
------------------------------------

     The Board received a Letter dated November 17, 2003, from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the purported holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim through his counsel was advised that the Board was working with the Company's auditors in order to complete reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's reports were current and the Company had received the report from the independent counsel pertaining to certain transactions.

RESULTS OF OPERATIONS

     For the year ended April 30, 2004, feature film revenues were $378,347 as compared to $648,228 for the year ended April 30, 2003. The decrease in feature film revenues resulted primarily from decreased domestic and foreign distribution revenues from feature films in the Company's library. The decrease is the result of several different factors, most notably the lack of focused marketing and sales efforts over the past twelve months, and the Company's inability to add newer items to our aging entertainment library. Until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will decline.

     General and administrative costs were $669,921 and $545,481 for the years ended April 30, 2004 and 2003, respectively, an increase of $124,440. This increase resulted primarily from an increase in officer salaries of $45,671, an increase in legal expenses of $77,593 and an increase in travel and entertainment expenses of $53,870. These increases were partially offset by a decrease in expenses paid to outside consultants of $93,650.

     During the year ended April 30, 2003, the Company recorded a gain of $100,000 from the sale of all rights to its 4-picture martial arts film package to Moonstone Entertainment. The Company recognized no such gain in the current period.

     During the year ended April 30, 2004, the Company incurred a net loss of $294,127 versus net income of $215,357 during the year ended April 30, 2003. The current year net loss resulted primarily from a significant decrease in feature film revenues, and a significant increase in legal fees and in salaries and wages. The income for the year ended April 30, 2003 resulted primarily from a $100,000 gain on sale of assets, an additional gain on disposal of discontinued operations, and the increased revenues of the Company.

     During the years ended April 30, 2004 and 2003, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $15,000,000, which may be offset against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2004 was motion picture licensing income. Except for the financing of film production costs, management believes that its existing cash resources and licensing income will likely be insufficient to fund its ongoing operations. Due to these and other factors, the Company's auditors have expressed concern about the Company's ability to continue as a going concern. In order to address the Company's need for capital, the Company sold 1,500,000 shares of its common stock at $0.10 per share in February 2005. These shares were sold to one of the Company's current officers (350,000 shares), a Company director (800,000 shares), and an unaffiliated third party (350,000 shares).

     During the year ended April 30, 2004, the Company's operating activities used $6,672 in cash, compared to using $77,246 in 2003. In 2004, the Company's net loss of $294,127 was partially offset in this regard by increases in accounts payable ($65,315), accrued expenses ($58,041) and a decrease in accounts receivable ($183,439). The Company had cash of approximately $21,915 and $50,679 at April 30, 2004 and 2003, respectively.

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

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of Kings Road Entertainment, Inc. are listed on the Index to Financial Statements set forth on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the year ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Credit / Overdraft Facility
---------------------------

     Subsequent to the period covered by this report, on March 4, 2004, the Company signed a Corporate Resolution to Borrow / Grant Collateral from the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210. The principal is $60,000 and maturity is March 1, 2005.

     Subsequent to the period covered by this report, on March 4, 2004, the Company likewise signed a Promissory Note to borrow the amount of $60,000 at an annual interest rate of 2.850% from the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210. The date of maturity is March 1, 2005.

Notice of Annual Meeting of Shareholders
----------------------------------------

     Subsequent to the period covered by this report, on May 12, 2004, in accordance with the Board Resolution of May 10, 2004, the Company issued a press release and filed a Form 8-K, announcing that the Annual Meeting of the Shareholders shall be held on September 15, 2004, at such time and place to be determined by the Board prior to the filing of the Proxy Statement. The Board further resolved to set the Record Date at the close of business of July 15, 2004. The Board further resolved that any proposal of shareholders to be included in the Proxy Statement for the Annual Meeting must be received by the Corporation no later than June 15, 2004, along with all information required to be provided by such proposing shareholder in accordance with the By-laws of the Corporation, the Delaware General Corporation Law and Regulation 14A of the SEC Act of 1934.

     The Board further resolved to appoint HJ & Associates, LLC, as the Company's auditors for the fiscal year ending April 30, 2004/5.

     On July 15, 2004, and in accordance with the Board Resolution of the same date, the Company issued a Press Release and filed a Form 8-K, announcing the record date of for stockholders entitled to notice and to vote at the meeting has been changed to July 30, 2004, in order to reconcile a conflict between the provisions of the Delaware General Corporation Law and the Company's by-laws.

     On August 27, 2004, and in accordance with its Board Resolution of August 26, 2004, the Company issued a Press Release and filed a Form 8-K, announcing the postponement of the annual meeting of stockholders from September 15, 2004 to November 30, 2004. The record date for stockholders entitled to notice and to vote at the meeting and any postponements and adjournments thereof, was also changed to October 15, 2004.

     On October 21, 2004, and in accordance with the Board Resolution of October 18, 2004, the Company issued a Press Release and filed a Form 8-K, announcing that the Company has postponed and changed the date of the Annual Meeting of Stockholders which was scheduled for November 30, 2004 to a date which shall be determined upon completion of its Annual Report.

     In conjunction with the change of the meeting date, the record date for stockholders entitled to notice and to vote at such meet shall also likewise be changed from October 15, 2004 to such date as shall be determined upon the setting of the meeting date.

Distribution Agreement with Lions Gate Films
--------------------------------------------

     Subsequent to the period covered by this report, On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films Inc., as the successor-in-interest to Trimark Pictures, Inc., extending and amending the original Agreement dated August 1, 1998. This agreement, effective as of August 20, 2004, deals with the extension on the Home Video Rights to the Company's library.

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

                                                                                                     Expiration
 Name                                Age              Position                                       of Term
------                              -----            ----------                                     ------------
 Geraldine Blecker                   58               Director, Chief Executive Officer, Vice        2005
                                                      President and Company Secretary
                                                      Ms. Blecker took over as CEO
                                                      on 5th March 2002

 H. Martin DeFrank                   58               Director, President, and Chief                 2005
                                                      Operating Officer
                                                      Mr. DeFrank took over as President on
                                                      5th March 2002

 Philip M. Holmes                    49               Director                                       2005
                                                      Mr. Holmes was appointed to the Board
                                                      on October 16, 2003, upon the
                                                      resignation of Mr. Wolfgang Stangl

Resignation And Appointment Of New Director
-------------------------------------------

     On September 2, 2003, Mr. Wolfgang Stangl tendered his resignation from the Board of Directors. On October 10, 2003, the Board resolved to appoint Mr. Philip Michael Holmes in his place.

Arrangements
------------

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

Executive Officers and Directors
--------------------------------

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

     H. MARTIN DeFRANK has been a director and Chief Operating Officer of the Company since April 2001. In March 2002, he took over the additional post of Company President upon the resignation of Mr. Michael Berresheim. Mr. DeFrank was Managing Director of Weathervane Entertainment Group from 1995 through 2001, inclusive, where he directed the creation and production of interactive and reality television programming. From 1991 through 1994, Mr. DeFrank was Director of Development Treetop Systems, Inc., where he managed the development and patenting of robotically controlled telescoping tower systems for aerial videography. In addition, from 1976 to 1994, Mr. DeFrank was a producer for Unicorn Enterprises Films, Inc., where he had executive and line producer responsibilities on a range of feature film and television productions ranging from classic drama to light comedy featuring a variety of stars from the Redgraves to Dolly Parton. During the eighties, he was one of the founders of the postproduction house, Finecut Films Ltd., which provided the technical and creative services to television and feature film producers on a range of projects including "Heaven's Gate," "The Muppet Movie," and "Heat and Dust." He has provided facilities and technical expertise to such renowned film distributors as Columbia-Warner-EMI, the Rank and Cannon Groups. In 1981 he formed Television Syndication Group, which assembled and distributed film libraries worldwide. Mr. DeFrank attended Yale Drama and the University of New Haven.

     PHILIP MICHAEL HOLMES began his career in the UK as an apprentice Radio and TV Technician before moving into accounting at the Post Office for four years prior to his relocation to Germany in 1978. He successfully completed commercial accounting studies in Munich in 1985 whilst working as Chief Accountant for Ansell, an Australian distributor of household rubber goods, from 1980 to 1986. He then joined the process automation division of an American Company, Combustion Engineering Inc. in their European Headquarters in Germany as their CFO for Central Europe from 1986 thru 1991 and accompanied their merger with ABB in 1989. From 1991 thru 1997 he was CFO for two US and German based software companies before becoming self-employed in 1997 as a business consultant. Most notable achievement was accompanying the start-up of a cable TV company in 1998 as a co-investor, financial consultant and acting CFO thru to its private placement in 2000 for 176 million Euros bringing a 400% return for its investors. In 2001 he accompanied the start-up phase of a new cable TV venture in Germany and was co-founder and main investor of Audio Elevation GmbH, a manufacturer of high-end sub-woofers. In 2002 he set up with his business partners the PFS - PRO Finance Services GmbH, a finance consulting company concentrating on start-ups, financing, mergers and acquisitions and IPO consulting. His activities as a business consultant with PFS include accompanying start-ups in the very different areas of cross-media document management, designers of customized business software, and manufacturers of environmental technology.

Significant Employees
---------------------

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

Family Relationships
--------------------

     There are no family relationships between any of the directors or executive officers.

Involvement In Certain Legal Proceedings
----------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2004 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                      Long Term Compensation
                                    Annual Compensation                         Awards                      Payouts
                       -----------------------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
-----------------------------------------------------------------------------------------------------------------------
Michael L. Berresheim    2004    $0         $0            $0            0            0            0          0
Former, CEO, and         2003    $0         $0            $0            0            0            0          0
President (1)            2002    $120,000   $0            $0            0            0            0          0

H. Martin DeFrank        2004    $48,000    $0            $0            0            0            0          0
COO, President           2003    $36,000    $3,000        $0            100,000 (2)  0            0          0
CFO                      2002    $36,000    $3,000        $0            100,000 (2)  0            0          0

Geraldine Blecker        2004    $48,000    $0            $0            0            0            0          0
CEO, Vice President      2003    $36,000    $3,000        $0            0            0            0          0
Secretary                2002    $36,000    $3,000        $0            100,000 (2)  0            0          0

_____________________

PLEASE NOTE THAT MANAGEMENT SALARIES WERE RAISED ON SEPTEMBER 1, 2003 - SEE
BELOW

     (1)  Mr. Beresheim ceased to be an officer in March 2002.

     (2) Shares granted on May 22, 2002 as compensation for future services to the Company.

     All officers and directors serve for a term of three years, which is renewed automatically or until the next annual shareholders meeting which ever comes first.

Increase in Management Salaries
-------------------------------

     On September 6, 2003, wishing to effect salary levels in accordance with the average cash compensation for Executive Officers in media companies with less than $2 Million in revenues; the Company resolved to adopt the recommendations dated August 5, 2003 of RSM Gladrey and Associates, with respect to salary guidelines for the Executive Officers of Kings Road Entertainment Inc. The Board thus resolved that the monthly salaries of Executive Officers Mr. H. Martin DeFrank, President and Chief Operating Officer, and Ms. G.L. Blecker, Chief Executive Officer and Company Secretary shall thus be raised from $3,000 to $7,500, respectively, effective as of September 1, 2003. The monthly cash compensation paid to each Officer shall amount to $4,500 with the difference of $3,000, respectively, to be deferred until such time as the officer's term of employment shall expire or the officer shall resign from the Company. At the same time, the Management decided to increase the monthly salary of Ms. Deborah Nugent from $3,000 to $6,500, with monthly cash compensation amounting to $3,750 and the difference of $2,750, to be deferred until such time as her employment shall expire or she shall resign from the Company.

Option Grants, Exercises and Year-End Values
--------------------------------------------

     Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2004. No options were granted or exercised during the year ended April 30, 2004.

Option Grants Table
-------------------

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

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                   Number Of         % Of Total
                                                   Securities        Options
                                                   Underlying        Granted To         Exercise
                                                   Options           Employees          Or Base
                                                   Granted           In Fiscal          Price         Expiration
Name                               (#)             Year(%)           ($/Sh)             Date
--------------------------------------------------------------------------------------------------------------
H. Martin DeFrank                   0                0                 0                 0
Geraldine Blecker                   0                0                 0                 0
Philip Michael Holmes               0                0                 0                 0

No options were granted or exercised during the year ended April 30, 2004.

Option Exercise and Year End-Value Table
----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2004:

              Aggregated options/SAR exercises in last fiscal year
                            and end option/SAR value.

                                                                                       Value of Unexercised
                                              Number of Unexercised                    In-the-Money Options
                                             Options at April 30, 2003                    at April 30, 2003
                                         ----------------------------------------------------------------------
                Name                     Exercisable       Unexercisable        Exercisable       Unexercisable
               ------                    -----------       -------------        -----------       -------------

               N/A                        -                 -                    -                 -

     There are no outstanding options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
----------------------

     The following table sets forth certain information, as of April 1, 2005 concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

     Title                         Name and Address                    Amount and Nature               Percent
      of                                  of                                of                           of
     Class                         Beneficial Owner                    Beneficial Owner                 Class
-----------------------------------------------------------------------------------------------------------------
    Common                       International Solutions                 800,000 (1)                    11.50%
                                 Pastor-Klein-Strasse 17d
                                 D-56073 Koblenz, Germany

    Common                       Geraldine Blecker                       850,000                        12.22%
                                 Wetteraustr 23
                                 Frankfurt, Germany 60389

    Common                       H. Martin DeFrank                       500,000                         7.19%
                                 447 B Doheny Drive,
                                 Beverly Hills, CA 90210
    Common                       Parkland AG                             500,418 (2)                     7.19%
                                 5743 NW 66hth Avenue
                                 Parkland, FL 33067

    Common                       The People Helpers Inc                  350,000                         5.03%
                                 228 East 14th Street
                                 New York, NY 10003

    Common                       MBO Musikverlags, GmbH                  577,479 (2)                     8.30%
                                 Gerauer Street
                                 58A Moerfelden
                                 Walldorf, Germany  64546

    Common                       MBO Media, GmbH                         373,350 (2)                     5.37%
                                 Gerauer Street
                                 58A Moerfelden
                                 Walldorf, Germany  64546

    Total                                                              3,951,247                        56.79%

---------------------------
(1) These 800,000 shares of the Company's Common Stock are held by International Solutions Business Consulting GmbH, which is solely managed by director Philip
M. Holmes, and therefore an affiliate of the Company. Philip M. Holmes personally holds 100,000 shares of the Company's Common Stock in his own name giving him control over 900,000 shares or 12.94% of the outstanding and issued stock.

(2) Michael Berresheim, a former officer and director of the Company, is the sole shareholder of MBO Media, GmbH that was formerly MBO Musikverlags, GmbH. Michael Berresheim is also the controlling shareholder of Parkland AG, which subsequent to the period covered by this report has changed its name to Kings Road Enterprises Corp. with its offices at 1001 East Sample Road, Suite 8W, Pompano Beach, Florida 33064. Therefore, in effect, Michael Berresheim controls 20.86% of the Company's outstanding common stock.

Security Ownership of Management
--------------------------------

     The following table sets forth, as of February 10, 2004, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

     Title                         Name and Address                    Amount and Nature               Percent
      of                                  of                                of                           of
     Class                         Beneficial Owner                    Beneficial Owner                 Class
-----------------------------------------------------------------------------------------------------------------
    Common                       Geraldine Blecker                        850,000                       12.22%
                                 Wetteraustr 23
                                 Frankfurt, Germany 60389

    Common                       H. Martin DeFrank                        500,000                        7.19%
                                 447 B Doheny Drive,
                                 Beverly Hills, CA 90210

    Common                       Philip Michael Holmes (1)                900,000 (1)                   12.94%
                                 Pastor-Klein-Str. 17 D
                                 D-56068 Koblenz, Germany

                                 Executive Officers and
                                 Directors as a Group                   2,250,000                       32.35%
                                 (3 persons)

---------------------------
(1) This number includes 800,000 shares of the Company's Common Stock held by International Solutions Business Consulting GmbH, which is solely managed by director Philip M. Holmes, and therefore an affiliate of the Company

     Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company's securities, the operation of which at a subsequent date may result in a change of control of the Company.

Changes In Control
------------------

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to Geraldine Blecker, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to H. Martin DeFrank, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On January 16, 2005, the Company authorized the issuance of 100,000 restricted shares of Common Stock to Philip M. Holmes, in exchange for services rendered to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     Subsequent to the date of this report, on February 4, 2005, the Company entered into a Stock Purchase Agreement with and among Geraldine Blecker, an affiliate of the Company, the People Helpers, Inc. and International Solutions Business Consulting GmbH, solely managed by director Philip M. Holmes, and therefore an affiliate of the Company, to purchase an aggregate of 1.5 million shares of the Company's restricted common stock for $0.10 per share, which price represents the closing price of the Company's stock as quoted on the Pink Sheets on that date, for a total cash contribution of $150,000 with the closing date set at February 11, 2005. On February 8, 2005, the Board resolved to approve, ratify and adopt this transaction. On February 11, 2005, the stock purchase was concluded, the stock price paid and the stock certificates subsequently issued. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 13. EXHIBITS

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

     3.1  Restated Certificate of Incorporation of Registrant (1)
     3.2  Bylaws of Registrant (2)
     10.1 1998 Stock Option Plan (1)
     21   Subsidiaries of Registrant (3)
     31** Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350
     31** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350
     32** 906 Certification
     -----------------
     (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
     (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
     (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001 ** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants
------------------------------

     The Company's independent accountants for the fiscal years ended April 30, 2003 and 2002 were HJ Associates & Consultants, LLP.

     (a) Audit Fees. For the fiscal years ended 2004 and 2003, the fees billed by HJ Associates & Consultants, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $37,316 and $40,047, respectively.

     (b) Audit-Related Fees. For the fiscal years ended 2004 and 2003 fees billed by HJ Associates & Consultants, LLP, were an aggregate $3,503 for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. For the fiscal years ended 2004 and 2003, HJ Associates & Consultants, LLP did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2004 and 2003.

     (d) All Other Fees. None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.


Date:  May 25, 2005                              /Geraldine Blecker/
                                                 -------------------------------
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer





Date:  May 25, 2005                              /H. Martin DeFrank/
                                                 -------------------------------
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 April 30, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm ...............F-3

Consolidated Balance Sheet ............................................F-4

Consolidated Statements of Operations .................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) .............F-7

Consolidated Statements of Cash Flows .................................F-8

Notes to the Consolidated Financial Statements ........................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
Kings Road Entertainment, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2004 and 2003. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2004 and the results of their operations and their cash flows for the years ended April 30, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 4, 2005

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2004


                                                                                              April 30,
                                                                                                 2004
                                                                                        -----------------------
CURRENT ASSETS

     Cash and cash equivalents                                                          $              21,915
     Restricted cash (Note 1)                                                                          60,000
     Accounts receivable                                                                              166,906
                                                                                        -----------------------

            Total Current Assets                                                                      248,821
                                                                                        -----------------------

FIXED ASSETS, NET (Note 4)                                                                                  -
                                                                                        -----------------------

OTHER ASSETS

     Film development costs, net (Note 2)                                                              69,437
                                                                                        -----------------------

            Total Other Assets                                                                         69,437
                                                                                        -----------------------

            TOTAL ASSETS                                                                $             318,258
                                                                                        =======================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

     CURRENT LIABILITIES

     Accounts payable                                                                   $             165,170
     Accrued expenses                                                                                 247,043
     Deferred revenue                                                                                  67,327
     Line of credit                                                                                    60,000
     Liabilities from discontinued operations (Note 9)                                                  4,000
                                                                                        -----------------------

            Total Current Liabilities                                                                 543,540
                                                                                        -----------------------

            TOTAL LIABILITIES                                                                         543,540
                                                                                        -----------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 12,000,000 shares authorized,
       at $0.01 par value, 3,864,390 shares issued
       and outstanding, respectively                                                                   38,644
     Additional paid-in capital                                                                    24,932,655
     Accumulated deficit                                                                          (25,196,581)
                                                                                        -----------------------

            Total Stockholders' Equity (Deficit)                                                     (225,282)
                                                                                        -----------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                                          $             318,258
                                                                                        =======================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             April 30, 2004 and 2003


                                                                                       For the Years Ended
                                                                                            April 30,
                                                                           ------------------------------------------
                                                                                 2004                      2003
                                                                           ----------------          ----------------
REVENUES

      Feature films                                                        $      378,347            $      648,228
                                                                           ----------------          ----------------

            Total Revenue                                                         378,347                   648,228
                                                                           ----------------          ----------------
COSTS AND EXPENSES

      Depreciation                                                                      -                       684
      General and administrative                                                  669,921                   545,481
                                                                           ----------------          ----------------

            Total Costs and Expenses                                              669,921                   546,165
                                                                           ----------------          ----------------

OPERATING INCOME (LOSS)                                                          (291,574)                  102,063
                                                                           ----------------          ----------------
OTHER INCOME (EXPENSES)

      Interest income                                                                 486                       151
      Other income                                                                      -                       880
      Interest expense                                                             (3,039)                        -
      Bad debt expense - related party                                                  -                   (20,780)
      Gain on sale of assets                                                            -                   100,000
                                                                           ----------------          ----------------

            Total Other Income (Expenses)                                          (2,553)                   80,251
                                                                           ----------------          ----------------


INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                     (294,127)                  182,314
                                                                           ----------------          ----------------

DISCONTINUED OPERATIONS

      Gain on sale of subsidiary                                                        -                    33,043
                                                                           ----------------          ----------------

            Total Discontinued Operations                                               -                    33,043
                                                                           ----------------          ----------------

      NET INCOME (LOSS)                                                    $     (294,127)           $      215,357
                                                                           ================          ================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                             April 30, 2004 and 2003


                                                                                      For the Years Ended
                                                                                           April 30,
                                                                           ------------------------------------------
                                                                                 2004                      2003
                                                                           ----------------          ----------------
BASIC INCOME (LOSS) PER SHARE

      Income (loss) before discontinued operations                         $        (0.08)           $         0.05
      Income (loss) from discontinued operations                                    (0.00)                     0.01
                                                                           ----------------          ----------------

                                                                           $        (0.08)           $         0.06
                                                                           ================          ================

FULLY DILUTED INCOME (LOSS) PER SHARE

      Income (loss) before discontinued operations                         $        (0.08)           $         0.05
      Income (loss) from discontinued operations                                    (0.00)                     0.01
                                                                           ----------------          ----------------

                                                                           $        (0.08)           $         0.06
                                                                           ================          ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING

      Basic                                                                     3,852,335                 3,852,335
                                                                           ================          ================

      Diluted                                                                   3,852,335                 3,852,335
                                                                           ================          ================

        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                             April 30, 2004 and 2003


                                                                                                      Deficit
                                                                                                    Accumulated
                                                      Common Stock                Additional        During the
                                           ----------------------------------       Paid-In         Development
                                                Shares             Amount           Capital            Stage
                                           ----------------  ----------------  ----------------  ----------------
Balance, April 30, 2002                         3,664,390    $       36,644    $   24,906,655    $  (25,117.811)

Common stock issued for services                  200,000             2,000            26,000                 -

Net income for the year ended
  April 30, 2003                                        -                 -                 -           215,357
                                           ----------------  ----------------  ----------------  ----------------
Balance, April 30, 2003                         3,864,390            38,644        24,932,655       (24,902,454)

Net loss for the year ended
  April 30, 2004                                        -                 -                 -          (294,127)
                                           ----------------  ----------------  ----------------  ----------------
Balance, April 30, 2004                         3,864,390    $       38,644    $   24,932,655    $  (25,196,581)
                                           ================  ================  ================  ================

       The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             April 30, 2004 and 2003


                                                                                      For the Years Ended
                                                                                           April 30,
                                                                           ------------------------------------------
                                                                                 2004                      2003
                                                                           ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                     $     (294,127)           $      215,357
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
           Depreciation and amortization                                                -                       684
           Common stock issued for services                                             -                    28,000
           Bad debt expense - related party                                             -                    20,780
           Gain on sale of assets                                                       -                  (100,000)
           Gain on sale of subsidiary                                                   -                   (33,043)
     Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable                             183,439                  (246,498)
           Increase (decrease) in film development costs                                -                    (5,540)
           Increase (decrease) in accounts payable                                 65,315                   (41,165)
           Increase (decrease) in accrued expenses                                 58,041                    32,712
           Increase (decrease) in deferred revenue                                (19,340)                   51,467
                                                                           ----------------          ----------------
                  Net Cash Used by Operating Activities                            (6,672)                  (77,246)
                                                                           ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Sale of assets                                                               -                   100,000
           Increase in film development costs                                     (22,092)                        -
                                                                           ----------------          ----------------
                  Net Cash Provided by (Used in) Investing Activities             (22,092)                  100,000
                                                                           ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Cash received from line of credit                                       60,000                         -
           Increase in restricted cash                                            (60,000)                        -
                                                                           ----------------          ----------------
                  Net Cash Provided by Financing Activities                             -                         -
                                                                           ----------------          ----------------

NET INCREASE IN CASH                                                              (28,764)                   22,754

CASH, BEGINNING OF YEAR                                                            50,679                    27,925
                                                                           ----------------          ----------------
CASH, END OF PERIOD                                                        $       21,915            $       50,679
                                                                           ================          ================

       The accompanying notes are an integral part of these consolidated financial statements.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             April 30, 2004 and 2003

                                                                                       For the Years Ended
                                                                                            April 30,
                                                                           ------------------------------------------
                                                                                 2003                      2004
                                                                           ----------------          ----------------
SUPPLIMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

       CASH PAID FOR:

              Interest                                                     $            -            $            -
              Income taxes                                                 $            -            $            -

       NON-CASH FINANCING ACTIVITIES:

              Common stock issued for services                             $            -            $       28,000


        The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The consolidated financial statements include those of Kings Road Entertainment, Inc. and its wholly owned subsidiaries (collectively the "Company"). All inter-company items and transactions have been eliminated in consolidation. The wholly owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive at April 30, 2004.

          b. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

          c. Recognition of Revenues

          Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

                                                     Months After               Approximate
        Marketplace                                  Initial Release            Release Period
        ---------------------------------------------------------------------------------------
         Domestic theatrical                                                    6 months
         All international markets                                              1-10 years
         Domestic home video                         6 months                   6-12 months
         Domestic cable/pay television               12-18 months               18 months
         Domestic syndicated/free television         24-48 months               1-6 years


          As of April 30, 2004, the Company has deferred revenue totaling $67,327. The Company is following the guidelines of SOP 00-02 for film production and distribution.

          d. Film Development Costs

          Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecasts method set forth in FASB Statement No. 53 ("FASB 53") is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2004 and 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Film Development Costs (Continued)

          total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the years ended April 30, 2004 and 2003, the Company impaired no film development costs.

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

          h. Concentration of Credit Risk

          The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2004, none of the Company's accounts receivable was from foreign distributors.

          i. Cash Concentration

          The Company maintains its cash balances at financial institutions that are federally insured. However, at times these balances may exceed federally insured limits.

          j. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of and SFAS No. 142 "Goodwill and other intangible assets." These statements require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell.

          k. Restricted cash

          During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit (See Note 7). This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During 2004, the interest on the certificate of deposit accrued at rate of 0.85%. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

NOTE 2 - FILM DEVELOPMENT COSTS

          Film development costs relate to projects not yet in production. At April 30, 2004 these costs totaled $69,437, net of an allowance of $30,000.

          During the years ended April 30, 2004 and 2003, the Company capitalized $22,092 and $-0- in film development costs, respectively.

          The script for one of the projects currently under development was acquired from a current officer and director of the Company.

NOTE 3 - FIXED ASSETS

          Fixed assets of the Company at April 30, 2004 consist of various items of office equipment with a historical cost of $5,993. All of these items were fully depreciated at April 30, 2004.

NOTE 4 - COMMON STOCK

          In May of 2002, the Company issued 200,000 shares of common stock to two officers and directors of the Company for services rendered. The shares were valued at their fair market value.

NOTE 5 - INCOME TAXES

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

          Net deferred tax assets consist of the following components as of April 30, 2004 and 2003:

                                                              2004                    2003
                                                        ----------------        ----------------
                  Deferred tax assets:
                   NOL Carryover                        $     6,015,800         $     5,919,000

                  Deferred Tax Liabilities:                           -                       -

                  Valuation allowance                        (6,015,800)             (5,919,000)
                                                        ----------------        ----------------
                  Net deferred tax asst                 $             -         $             -
                                                        ================        ================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2004 and 2003 due to the following:

                                                              2004                    2003
                                                        ----------------        ----------------
                  Book income (loss)                    $      (106,105)         $       75,384
                  Meals and entertainment                         1,065                     115
                  State tax                                         (39)                 (3,150)
                  NOL utilization                                     -                 (90,004)
                  Stock for services/
                    options expense                                   -                  10,920
                  Foreign subsidiary                                  -                   6,735
                  Valuation allowance                           105,079                       -
                                                        ----------------        ----------------
                                                        $             -         $             -
                                                        ================        ================


          At April 30, 2004, the Company had net operating loss carryforwards of approximately $15,400,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the April 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          Rent
          ----

          On October 31, 2003 the Company signed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Rent expense for the Company's office and storage space was $28,172 and $17,560 in 2004 and 2003, respectively.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

          Investigation of Related-Party Transactions
          -------------------------------------------

          On April 17, 2003, a Shareholders Committee made a formal request to the Company's Board of Directors requesting an investigation of a series of Related Party Transactions that occurred during the period of November 1998 through April 2001, with a status update requested on November 10, 2003. The Board of Directors has appointed independent legal counsel to investigate these transactions and report to both the Board of Directors and the Shareholders Committee. A preliminary report has been provided to the Company and is being evaluated.

          The Company's management has concluded that the outcome of this matter and the potential impact on the Company's consolidated financial statements, if any, is not presently determinable.

          "Kickboxer" Dispute
          -------------------

          On August 25, 2003, a lawsuit was filed against the Company for breach of contract concerning an option agreement related to "The Kickboxer" series of television movies originally optioned on June 6, 1997. In June 2004 the Company entered into a Settlement Agreement with the plaintiff, in which each agreed to release the other from all claims arising from the lawsuit. Additionally, the parties entered into a related Option and License Agreement, whereby the Company granted to the former plaintiff two exclusive options to use the word "Kickboxer" in the title of up to two motion pictures. Per the terms of the Agreement, the first option expires October 31, 2005, and requires a payment of $90,000 to the Company in order to be exercises. The second expires July 31, 2006, and requires a payment of $75,000.

          MBO Media
          ---------

          In March 2005, the Company received communication from legal counsel for MBO Media GmbH ("MBO") and its managing director Mr. Michael Berresheim (former director and officer of the Company), demanding the Company's repayment of 179,884 Euro, relating to purchases allegedly made on the Company's behalf by MBO. The Company deems this action to be frivolous and has not accrued this liability in its consolidated financial statements. The Company is currently in the process of defending itself against this action.

          Claim against Michael Berresheim, Eric Ottens, et al.
          -----------------------------------------------------

          On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak," were deposited into accounts of Kings Road Entertainment, Inc., (a Florida Corporation), ("KRE FL") and Kings Road to Fame, Inc. (a Florida Corporation), doing business as Regal Productions ("Regal"), (which corporations are controlled by Michael Berresheim and Eric Ottens), without the consent or knowledge of the Company. The Company has notified Messrs. Berresheim and Ottens that it has concluded that these monies have been diverted and should be returned immediately to the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

          Claim against Michael Berresheim, Eric Ottens, et al. (continued)
          -----------------------------------------------------------------

          The Company's investigation revealed that four checks sent by Paramount between April 1, 2003 and December 20, 2003, payable to Regal Productions c/o Kings Road Entertainment, were mailed to 5743 NW 66th Avenue, Parkland, Florida 33067, the previous address of the Company. Rather than contacting and forwarding these checks to the Company the checks were deposited into accounts of KRE FL and Regal, corporations controlled by Messrs. Berresheim and Ottens.

          Mr. Berresheim, through his then legal counsel, denied that such monies were taken without the Company's knowledge, but nevertheless informed the Company that it was his intention to repay these monies to the Company by July 30, 2004. The Company requested that Mr. Berresheim pledge all shares of the Company owned directly or indirectly by him or entities controlled by him, as collateral for repayment, but Mr. Berresheim refused to do so, and as of the date of this report has not repaid these monies.

          Subsequent to the date of this report, on June 8, 2004, the Company made a demand upon KRE FL, Regal, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees. Mr. Berresheim failed to make timely payment, so on September 9, 2004, the Company filed suit against Messrs. Berresheim, Ottens, the Florida entities, et al, "seeking the return of money illegally obtained and converted from KRE Delaware, an accounting and an injunction from further use of its trade name."

          Other Commitments and Contingencies
          -----------------------------------

          In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 7 - LINE OF CREDIT

          On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 1). During 2004, the line of credit accrued interest at a rate of 2.85% per annum, and expired on March 1, 2005. The Company is currently in the process of renewing this line of credit.

NOTE 8 - DISCONTINUED OPERATIONS

          The Company has discontinued operations of its subsidiary KRTR. KRTR has been inactive and had no operations for the past two years. As of April 30, 2004 the Company has $4,000 of accrued liabilities outstanding.

          In August 2001, the Board of Directors of the Company elected to discontinue the catalog sales operations of its Animal Town subsidiary, and on August 15, 2002 the Company sold the Animal Town subsidiary. The Company recorded a gain on the sale of Animal Town of $33,043 during the year ended April 30, 2003 when it was determined that the liabilities of Animal Town had been transferred to and/or or assumed by the new owner. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 9 - GOING CONCERN

          The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2004, the Company has a deficit in working capital of $294,719, has an accumulated deficit of approximately $25,197,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that increasing project development efforts will eventually result in achieving profitable operations and consistent revenue streams. In addition, the Company has discontinued certain operations that historically produced negative cash flow. Further, the Company plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 10 - SUBSEQUENT EVENTS

          Distribution Agreement
          ----------------------

          On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004.

          Equity Activity
          ---------------

          On January 16, 2005, the Company's Board of Directors resolved to issue an aggregate of 1,600,000 shares of its previously unissued common stock to various parties in order to reduce the Company's total debt. The common shares issued were valued at $0.10 per share, representing the 90-day weighted-average value of the shares. Of the 1,600,000 shares issued, a total of 500,000 were issued to service providers, 200,000 to a private contractor, 100,000 to a director as consideration for past services, and 800,000 to Company officers for accrued deferred salaries.

          Stock Purchase Agreement
          ------------------------

          On February 4, 2005, the Company entered into a Stock Purchase Agreement with several entities, such that the entities agreed to purchase an aggregate of 1.5 million shares of the Company's common stock at $0.10 per share. On February 8, 2005 the Company's Board of Directors approved the transaction, and on February 11, 2005, the Company received the $150,000 and the Agreement was consummated.