Form 10QSB
period 2004-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2005-10-28
CIK 773588

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
_X_ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended: July 31, 2004

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period _________ to __________


                         Commission file number 0-14234


                         KINGS ROAD ENTERTAINMENT, INC.
                        -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                              95-3587522
 ----------------------------                                ------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                   447 B Doheny Drive, Beverly Hills, CA 90210
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 278-9975
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES        NO   X
                                                               -----     -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   YES        NO   X
                                       -----     -----

As of October 17, 2005 the registrant had 6,957,757 shares of its common stock outstanding.


Transitional Small Business Disclosure Format:  YES       NO   X
                                                    -----    -----
===============================================================================

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                       For the Quarter Ended July 31, 2004

                                      INDEX
                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Consolidated Balance Sheets ......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................  10

         Item 3.      Controls and Procedures ..........................................................  12

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................  12

         Item 2.      Unregistered Sales of Equity Securitites and Use of Proceeds .....................  16

         Item 3.      Defaults Upon Senior Securities ..................................................  16

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  17

         Item 5.      Other Information ................................................................  17

         Item 6.      Exhibits .........................................................................  17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                                           July 31,               April 30,
                                                                                            2004                    2004
                                                                                        -------------           -------------
                                                                                         (Unaudited)
     CURRENT ASSETS
        Cash and cash equivalents                                                       $      10,511           $      21,915
        Restricted cash                                                                        60,129                  60,000
        Accounts receivable                                                                   117,222                 166,906
                                                                                        -------------           -------------
           Total Current Assets                                                               187,862                 248,821
                                                                                        -------------           -------------
     OTHER ASSETS
        Film development costs, net                                                            66,937                  69,437
                                                                                        -------------           -------------
           Total Other Assets                                                                  66,937                  69,437
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     254,799           $     318,258
                                                                                        =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

     CURRENT LIABILITIES
        Accounts payable                                                                $     252,850           $     165,170
        Accrued expenses                                                                      286,160                 247,043
        Deferred revenue                                                                       62,327                  67,327
        Line of credit                                                                         60,000                  60,000
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
        Total Current Liabilities                                                             665,337                 543,540
                                                                                        -------------           -------------
     TOTAL LIABILITIES                                                                        665,337                 543,540
                                                                                        -------------           -------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock; 12,000,000 shares authorized,
          at $0.01 par value, 3,864,390 shares issued
          and outstanding, respectively                                                        38,644                  38,644
        Additional paid-in capital                                                         24,932,655              24,932,655
        Accumulated deficit                                                               (25,381,837)            (25,196,581)
                                                                                        -------------           -------------
        Total Stockholders' Equity (Deficit)                                                 (410,538)               (225,282)
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $     254,799           $     318,258
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                 July 31,
                                                                                        --------------------------
                                                                                           2004           2003
                                                                                        -----------    -----------
REVENUES
  Feature films                                                                         $    51,427    $   135,934
                                                                                        -----------    -----------
     Total Revenues                                                                          51,427        135,934
                                                                                        -----------    -----------
COSTS AND EXPENSES

  General and administrative expenses                                                       236,243        106,264
                                                                                        -----------    -----------
     Total Costs and Expenses                                                               236,243        106,264
                                                                                        -----------    -----------
OPERATING INCOME (LOSS)                                                                    (184,816)        29,670
                                                                                        -----------    -----------
OTHER INCOME (EXPENSE)
  Other income (expense)                                                                          -         (1,316)
  Interest expense                                                                             (569)             -
  Interest income                                                                               129            152
                                                                                        -----------    -----------
  Total Other Income (expense)                                                                 (440)        (1,164)
                                                                                        -----------    -----------
  NET INCOME (LOSS)                                                                     $  (185,256)   $    28,506
                                                                                        ===========    ===========
  BASIC INCOME (LOSS) PER SHARE                                                         $    (0.048)   $      0.01
                                                                                        ===========    ===========
  WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                      3,864,390      3,816,564
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the Three Months Ended
                                                                                                  July 31,
                                                                                        --------------------------
                                                                                            2004           2003
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                                                  $  (185,256)   $    28,506
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                            49,684         34,363
       (Increase) in restricted cash                                                           (129)             -
       (Increase) decrease in film development costs                                          2,500        (11,300)
        Increase (decrease) in accounts payable                                              87,680          3,038
        Increase (decrease) in accrued expenses                                              39,117          6,161
        Increase (decrease) in deferred revenue                                              (5,000)        (5,000)
                                                                                        -----------    -----------
           Net Cash Used by Operating Activities                                            (11,404)        55,768
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                             (11,404)        55,768

CASH AT BEGINNING OF PERIOD                                                                  21,915         50,679
                                                                                        -----------    -----------
CASH AT END OF PERIOD                                                                   $    10,511    $   106,447
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR
        Interest                                                                        $         -    $         -
        Income taxes                                                                    $         -    $         -

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services                                                $         -    $         -

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        July 31, 2004 and April 30, 2004

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2004 included in the Kings Road Entertainment, Inc. ("Company" or "Registrant") annual report on Form 10-KSB for that period.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2004 and the results of operations and cash flows for the three month periods ended July 31, 2004 and 2003, respectively, have been included. The results of operations for the three month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2 - LITIGATION

     Kings Road Entertainment, Inc. vs. Michael Berresheim, Eric Ottens, et al.

     On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak"), were deposited into accounts of Kings Road Entertainment, Inc., a Florida corporation (KREN FL) and Kings Road to Fame, Inc. doing business as Regal Productions, corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company.

     The Company's investigation revealed that four checks sent by Paramount between April 1, 2003 and December 20, 2003, payable to Regal Productions c/o Kings Road Entertainment, were mailed to the previous address of the Company. Rather than contacting and forwarding these check to the Company the checks were deposited into accounts of KREN FL and Kings Road to Fame, Inc. doing business as Regal Productions, corporations controlled by Messrs. Berresheim and Ottens.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                        July 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

     Kings Road Entertainment, Inc. vs. Michael Berresheim, Eric Ottens, et al. (Continued)

     On June 8, 2004, the Company made a demand upon KREN FL and Kings Road to Fame, Inc., doing business as Regal Productions, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees.

     On September 9, 2004, the Company filed suit in Florida, against Messrs. Berresheim, Ottens, the Florida entities, et al, "seeking the return of money illegally obtained and converted from the Company an accounting and an injunction from further use of its trade name." Defendants Ottens and Berresheim have since been served with the Complaint.

     On July 26, 2005, the defendant filed his answer to the Company's complaint, along with affirmative defenses and counterclaims. The defendant in his counterclaim is seeking to recover approximately $500,000 for money lent to the Company beginning back in the year 2000.

     The case is currently in the discovery state. Management has elected not to record any liability pertaining to the Counterclaim, as the Company deems the Counterclaim to be frivolous and without merit. At July 31, 2004, the Company has recorded a receivable in the amount of $48,894 pertaining to its claim against Messrs. Berresheim, Ottens, the Florida entities, et al.

     Demands for Investigation by Shareholder Action Committee

     On April 17, 2003, the Company received a formal request by a Shareholders Action Committee ("the Committee") for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

     On November 10, 2003, the Company received a letter from the chairman of the Committee inquiring as to the status of the Independent Counsel's investigation as formally requested by the Committee. The inquiry as conducted by the independent counsel at that time was deemed by the Committee to be proceeding at an unsatisfactory pace, and therefore the Board removed this first independent counsel.

     The Board thereupon appointed new independent counsel to investigate these transactions and report to the Board, the Committee, and the shareholders.

     On November 3, 2004 the Board received a preliminary report from the independent counsel with respect to some of the transactions of November 1998 through April 2001, which is currently being evaluated by the Board in consultation with the Company's counsel.

     Rigel USA, Inc. vs. Kings Road Entertainment, Inc.

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

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                        July 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

     Rigel USA, Inc. vs. Kings Road Entertainment, Inc. (Continued)

     Subsequent to the period covered by this report on, June 3, 2004, the Company entered into a Settlement Agreement with Rigel providing for the settlement of the matter and other possible claims of the parties. Pursuant to the terms of the Settlement Agreement Rigel and the Company have each agreed to release the other from any and all claims arising out of the lawsuit. Additionally, as part of the Settlement the Company and Rigel executed an Option and License Agreement, whereby in consideration of $10,000 paid by Rigel to the Company, the Company granted Rigel two exclusive options to use the word "Kickboxer" in the title of up to two live-action feature length motion pictures. The first option period shall commence on August 1, 2004 and end on October 31, 2005, and shall be exercised by commencement of principal photography and the payment of $90,000 to the Company. The option for the second motion picture shall commence on November 1, 2005 and end on July 31, 2006, and shall be exercised by the commencement of principal photography and the payment of $75,000 to the Company. if and when either or both motion pictures are produced, the Company shall also be entitled to 10% of net proceeds.

     Demand and Notice for Annual Meeting

     On November 17, 2003 the Board received a letter from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) ("KREC"), of which Mr. Michael Berresheim, a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, KREC, the holder of 1,507,247 shares of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a special shareholders meeting in order to replace the Board of Directors. Mr. Berresheim, through his counsel, was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current, the Rigel lawsuit had been resolved, and the Company had received the reports back from the independent counsel pertaining to the demand of the Shareholders Action Committee.

     On May 12, 2004, and in accordance with the Board resolution on May 10, 2004, the Company issued a press release and filed a Form 8-K, announcing that the annual meeting of shareholders was to be held on September 15, 2004, at such time and place to be determined by the Board prior to the filing of the Proxy Statement. The Board further resolved to set the record date at the close of business on July 15, 2004, and subsequently changed this date to June 30, 2004. The Board further resolved that any proposal of Shareholders to be included in the Proxy Statement for the Annual Meeting must be received by the Corporation no later than June 30, 2004, along with all information required to be provided by such proposing shareholder in accordance with the By-laws of the Corporation, the Delaware General Corporation Law, and Regulation 14A of the SEC Act of 1934.

     On August 27, 2004, the Company issued a press release and filed a form 8-K announcing the postponement of the Annual Shareholders Meeting to November 30, 2004, and the record date was changed to October 15, 2004.

     On October 21, 2004 the Company's Board of Directors resolved to postpone the Annual Meeting of Shareholders, which was scheduled for November 30, 2004, to a date which shall be determined upon completion of the Company's annual report.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                        July 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

     Claim Against the Company by MBO Media GmbH

     On March 29, 2005 the Company received a German-language fax communication from the legal counsel of MBO Media GmbH, and its managing director Mr. Michael Berresheim (a former officer and director of the Company), demanding the Company's repayment of leasing costs totaling 179,884 Euro, purportedly paid by MBO Media GmbH on behalf of the Company.

     The Company has no record of any such claim, invoice, or corresponding leasing/repayment agreement between the parties, and had passed this correspondence on to its German counsel, who repudiated this claim on April 4, 2005.

     Shareholder Demand for Inspection of Company Records

     On March 30, 2005 the Company received a registered letter dated March 22, 2005 from legal counsel representing Kings Road Enterprises Corp. (formerly Parkland AG - an entity controlled by a former Director and Officer of the Company) ("KREC"), together with a Power of Attorney signed on March 16, 2005 by that Company's President Mr. Evert Wilbrink and a Demand Under Oath likewise dated March 22, 2005. The Agent for the Stockholder pursuant to such Power of Attorney made "Demand Under Oath to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Code and states that the purpose of the demand and the inspection is
     (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value." Company's counsel has been in contact with KREC's legal counsel and the Company is complying with this demand.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

     Distribution Agreement

     On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004, and the final $950,000 in September, 2005.

     Equity Activity

     On January 16, 2005, the Company's Board of Directors resolved to issue an aggregate of 1,600,000 shares of its previously unissued common stock to various parties in order to reduce $160,000 of the Company's total debt. The common shares issued were valued at $0.10 per share, representing the 90-day weighted-average value of the shares. Of the 1,600,000 shares issued, a total of 500,000 were issued to service providers, 200,000 to a private contractor, 100,000 to a director as consideration for past services, and 800,000 to Company officers as compensation.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                        July 31, 2004 and April 30, 2004

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

     Stock Purchase Agreement

     On February 4, 2005, the Company entered into a Stock Purchase Agreement with several entities and individuals who purchased an aggregate of 1.5 million shares of the Company's common stock at $0.10 per share for total cash proceeds of $150,000. 350,000 of these shares were acquired by an officer and director of the Company and 800,000 shares were acquired by an entity controlled by a director of the Company.

     Option Fee Agreement

     On August 16, 2005, the Company received $90,000 (less commissions of $9,000) from New Line Cinema, as an option fee pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a period of 16 months, after which the option expires. Should New Line Cinema elect to move forward with the remake of All of Me, it will be required to pay the Company an additional $810,000 (less commissions of 10.0%) within the 16 month option period. The Company has no obligation to repay the $90,000 fee in the event New Line Cinema does not move forward with production.

NOTE 4 - LIQUIDITY

     In the Company's audited financial statements for the years ended April 30, 2004 and 2003, the Company's auditors expressed substantial doubt about the Company's ability to continue as a going concern. This doubt was caused, in part, by the fact that the Company had experienced recurring negative cash flows from operations, has continually reported current liabilities in excess of its current assets, and has been in default on many of its debts.

     However, as is discussed in Note 3, the Company received a cash inflow of $1.2 million pertaining to a Distribution Agreement with Lion's Gate Films ($250,000 was received in September, 2004, and the remaining $950,000 was received in September, 2005). Management believes this cash inflow, coupled with continuing income from feature films, will allow the Company to fund its current operations, service its debt, and implement its business plan through the year ended April 30, 2006.

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

     On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004, and the final $950,000 in September, 2005. Management believes this inflow of capital will allow the Company to meet its capital requirements and fund operations through April 30, 2006, as well as to service its debt and implement additional business activities.

Results of Operations

The Three Months Ended July 31, 2004 vs. the Three Months Ended July 31, 2003

     For the quarter ended July 31, 2004, feature film revenues were $51,427 as compared to $135,934 for the quarter ended July 31, 2003. The decrease of $84,507 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses increased to $236,243 for the quarter ended July 31, 2004 as compared to $106,264 during the quarter ended July 31, 2003. This increase of $129,979 is due primarily to the increase in professional expenses and officer compensation.

     The Company had a net loss of $185,256 for the quarter ended July 31, 2004 as compared to net income of $28,506 for the quarter ended July 31, 2003. This decrease of $213,762 results primarily from a marked decrease in film revenues, and an increase in professional and officer compensation.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three month period ended July 31, 2004 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the three months ended July 31, 2004, the Company's net cash flow used by operating activities was $11,404 compared to net cash provided by operating activities of $55,768 during the comparable period in 2003 At July 31, 2004, the Company had cash of $10,511 as compared to $106,447 at July 31, 2003.

     Subsequent to the date of this report, the Company received a cash inflow of $950,000 pertaining to its Distribution Agreement with Lions Gate Films. Management believes this inflow will be instrumental in allowing the Company to implement its business plan, as well as fund existing operations and service its debt requirements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Demands for Investigation by Shareholders Action Committee
----------------------------------------------------------

     On April 17, 2003, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

     On November 10, 2003, the Company received a letter from the Chairman of the Kings Road Shareholders Action Committee inquiring as to the status of the Independent Counsel's investigation as formally requested by such Shareholders Action Committee in its letter to the Board of April 17, 2003. The inquiry as conducted by the independent counsel at that time was proceeding at an unsatisfactory pace and therefore the Board removed this first independent counsel.

     The Board thereupon appointed a new independent counsel to investigate these transactions and report to the Board, the Shareholders Action Committee and the Shareholders.

     Subsequent to the period covered by this report, on November 3, 2004, the Board received a preliminary report from Mr. Leonard Machtinger of Kenoff & Machtinger, LLP, its independent counsel, with respect to some of the transactions of November 1998 through April 2001, which is currently being evaluated by the Board in consultation with the Company's corporate counsel.

Rigel USA Inc. vs. Kings Road Entertainment, Inc., et al.
---------------------------------------------------------

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

     On June 3, 2004, the Company entered into a Settlement Agreement with Rigel providing for the settlement of the matter and other possible claims of the parties. Pursuant to the terms of the Settlement Agreement Rigel and the Company have each agreed to release the other from any and all claims arising out of the lawsuit. Additionally, as part of the Settlement the Company and Rigel executed an Option and License Agreement, whereby in consideration of $10,000 paid by Rigel to the Company, the Company granted Rigel two exclusive options to use the word "Kickboxer" in the title of up to two live-action feature length motion pictures. Subsequent to the period covered in this report, the first option period commenced on August 1, 2004 and shall end on October 31, 2005, and shall be exercised by commencement of principal photography and the payment of $90,000 to the Company. The option for the second motion picture shall commence on November 1, 2005 and end on July 31, 2006, and shall be exercised by the commencement of principal photography and the payment of $75,000 to the Company. Should either or both motion pictures be produced, the Company shall also be entitled to 10% of net proceeds.

Demand and Notice For Annual Meeting
------------------------------------

     On November 17, 2003 the Board received a Letter from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim, through his counsel, was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current, the Rigel lawsuit had been resolved, and the Company had received the report back from the independent counsel pertaining to the demand of the Shareholders Action Committee.

     On May 12, 2004 and in accordance with the Board Resolution of May 10, 2004, the Company issued a press release and filed a Form 8-K, announcing that the Annual Meeting of the Shareholders shall be held on September 15, 2004, at such time and place to be determined by the Board prior to the filing of the Proxy Statement. The Board further resolved to set the Record Date at the close of business of July 15, 2004. The Board further resolved that any proposal of shareholders to be included in the Proxy Statement for the Annual Meeting must be received by the Corporation no later than June 15, 2004, along with all information required to be provided by such proposing shareholder in accordance with the By-laws of the Corporation, the Delaware General Corporation Law and Regulation 14A of the SEC Act of 1934. The Board further resolved to appoint HJ & Associates, LLC, as the Company's auditors for the fiscal year ending April 30, 2004/5.

     On July 15, 2004 and in accordance with the Board Resolution of the same date, the Company issued a Press Release and filed a Form 8-K, announcing the record date of for stockholders entitled to notice and to vote at the meeting has been changed to July 30, 2004, in order to reconcile a conflict between the provisions of the Delaware General Corporation Law and the Company's by-laws.

     Subsequent to the period covered by this report, on August 27, 2004, and in accordance with its Board Resolution of August 26, 2004, the Company issued a Press Release and filed a Form 8-K, announcing the postponement of the annual meeting of stockholders from September 15, 2004 to November 30, 2004. The record date for stockholders entitled to notice and to vote at the meeting and any postponements and adjournments thereof, was also changed to October 15, 2004.

     On October 21, 2004, and in accordance with the Board Resolution of October 18, 2004, the Company issued a Press Release and filed a Form 8-K, announcing that the Company has postponed and changed the date of the Annual Meeting of Stockholders which was scheduled for November 30, 2004 to a date which shall be determined upon completion of its Annual Report.

     In conjunction with the change of the meeting date, the record date for stockholders entitled to notice and to vote at such meeting shall likewise be changed from October 15, 2004 to such date as shall be determined upon the setting of the meeting date.

Kings Road Entertainment, Inc. vs. Michael Berresheim, Eric Ottens, et al.
-------------------------------------------------------------------------

     On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak"), were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) doing business as Regal Productions, corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company.

     The Company's investigation revealed that four checks sent by Paramount between April 1, 2003 and December 20, 2003, payable to Regal Productions c/o Kings Road Entertainment, were mailed to 5743 NW 66th Avenue, Parkland, Florida 33067, the previous address of the Company. Rather than contacting and forwarding these check to the Company the checks were deposited into accounts of Kings Road Entertainment, Inc. (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) doing business as Regal Productions, corporations controlled by Messrs. Berresheim and Ottens.

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

     Between April 18, 2003 and December 20, 2003, without the knowledge or authorization of the Company, the 4 checks totalling $103,517, belonging to the Company and Regal Productions were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation P03000043121) doing business as Regal Productions.

     On June 8, 2004, the Company made a demand upon Kings Road Entertainment, Inc., (Florida Corporation P03000042628) Kings Road to Fame, Inc. (Florida Corporation P03000043121) doing business as Regal Productions, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees.

     Subsequent to the period covered by this report, on August 9, 2004, the Company retained the services of Weiss Serota Helfman Pastoriza Cole &
Bonsike, P.A., Attorneys at Law, of 2665 S. Bayshore Drive, Suite 420, Miami, FL 33133, in order to file a complaint in the State of Florida and perform other legal services seeking to recover the funds, in accordance with a Board Resolution of August 10, 2004.

     On September 9, 2004, the Company filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 04-14356 CACE 13, against Messrs. Berresheim, Ottens, the Florida entities, et al, "seeking the return of money illegally obtained and converted from the Company, an accounting and an injunction from further use of its trade name." Defendants Ottens and Berresheim have since been served with the Complaint. Discovery has commenced.

     On July 26, 2005, the defendant filed his answer, affirmative defenses, and counterclaims. The defendant in his counterclaim is seeking to recover approximately $500,000 for money allegedly lent to the Company beginning back in the year 2000 and for libelous statements made by the Company.

     On August 15, 2005, Plaintiff filed a motion to strike portions of the Defendant's Affirmative Answer and Counterclaim, which have no bearing on this case, together with its response to Defendant's counterclaim, demanding proof of such. Defendant likewise sent out a request for production and a set of interrogatories.

     The Company is confident that its case against defendant Berresheim will prevail and that the counterclaims are without merit.

Claim on the Company from MBO Media GmbH
----------------------------------------

     Subsequent to the period covered by this report, on March 29, 2005, the Company received a German language fax communication from attorney at law Ms. Beate C. Mueller, on behalf of her client MBO Media GmbH and its managing director Mr. Michael Berresheim (a former director and officer of the Company), demanding the Company's repayment of leasing costs of Euro 179,884.37 for the video and film editing suite Avid Symphony V 2.0 as ostensibly paid by her client MBO Media GmbH (formerly MBO Musikverlags GmbH). According to this letter her client made the initial claim for the reimbursement of this sum on May 18, 2000.

     The Company has no record of any such claim, invoice, or corresponding leasing/repayment agreement between the parties in its files and has passed this correspondence on to its German counsel, who repudiated this claim on April 4, 2005.

Shareholder Demand for Inspection of Company Records
----------------------------------------------------

     Subsequent to the period covered by this report, on March 30, 2005, the Company received a registered letter dated March 22, 2005 from Georgia based attorney at law Daniel D. Dinur, Esq., on behalf of his client Kings Road Enterprises Corp. (formerly Parkland AG, an entity controlled by Mr. Michael Berresheim a former Director and Officer of the Company), together with a power of attorney signed on March 16, 2005 by that Company's President Mr. Evert Wilbrink and a demand under oath likewise dated March 22, 2005. The agent for the stockholder pursuant to such power of attorney made a "Demand under oath to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts therefrom, all as provided in
Section 220 of the Delaware General Corporation Law and states that the purpose of the demand and the inspection is (a) to make a determination as to the value of the Stockholder's stock in the Corporation, (b) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value." Company's counsel has been in contact with Mr. Dinur and the Company has complied with this demand.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Subsequent to the period covered by this report, on February 4, 2005, the Company entered into a Stock Purchase Agreement with three investors under which the Company would sell 1,500,000 restricted shares of common stock at a price of $0.10 per share for an aggregate purchase price of $150,000 in cash.

     Geraldine Blecker, the Chief Executive Officer and a director of the Company, agreed to purchase 350,000 shares for $35,000. ISBC GmbH, a German company of which Philip Holmes, a director of the Company, is sole managing director, agreed to purchase 800,000 shares for $80,000. And, The People Helpers, Inc., an unaffiliated third party, agreed to purchase 350,000 shares for $35,000.

     Pursuant to the terms of the Stock Purchase Agreement, the purchase and sale of said shares is to occur on or before February 11, 2005.

     Said shares were issued pursuant to an exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933.

     A copy of the Stock Purchase Agreement is incorporated herein by this reference as Exhibit 99.1

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2004.

Item 5. Other Information.

     None.

Item 6. Exhibits.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.



                                                 /s/ Geraldine Blecker
Date:    October 25, 2005                        _______________________________
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer



                                                 /s/ H. Martin DeFrank
Date:    October 25, 2005                        _______________________________
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer