Form 10QSB/A
period 2004-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2005-11-02
CIK 773588

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A-1

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

                         KINGS ROAD ENTERTAINMENT, INC.
                            Report on Form 10-QSB/A-1
                       For the Quarter Ended July 31, 2004

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the Three Months Ended
                                                                                                  July 31,
                                                                                        --------------------------
                                                                                            2004           2003
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                                                  $  (185,256)   $    28,506
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                            49,684         34,363
       (Increase) in restricted cash                                                           (129)             -
       (Increase) decrease in film development costs                                          2,500        (11,300)
        Increase (decrease) in accounts payable                                              87,680          3,038
        Increase (decrease) in accrued expenses                                              39,117          6,161
        Increase (decrease) in deferred revenue                                              (5,000)        (5,000)
                                                                                        -----------    -----------
           Net Cash Provided by Operating Activities                                        (11,404)        55,768
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                             (11,404)        55,768

CASH AT BEGINNING OF PERIOD                                                                  21,915         50,679
                                                                                        -----------    -----------
CASH AT END OF PERIOD                                                                   $    10,511    $   106,447
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR
        Interest                                                                        $         -    $         -
        Income taxes                                                                    $         -    $         -

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services                                                $         -    $         -

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

     Said transaction was disclosed in an 8-K filed on February 15, 2005 and a copy of the agreement attached as an exhibit to that filing.

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

Item 5. Other Information.

     None.

Item 6. Exhibits.

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

          3.1     Restated Certificate of Incorporation of Registrant (1)
          3.2     Bylaws of Registrant (2)
          10.1    1998 Stock Option Plan (1)
          21      Subsidiaries of Registrant (3)
          31**    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
          31**    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350
          32**    906 Certification
          _______________
          (1) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1998.
          (2) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.
          (3) Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 2001
          **  Filed Herewith

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGS ROAD ENTERTAINMENT, INC.



                                                 /s/ Geraldine Blecker
Date:    October 31, 2005                        _______________________________
                                                 By: Geraldine Blecker
                                                 Its:  Chief Executive Officer



                                                 /s/ H. Martin DeFrank
Date:    October 31, 2005                        _______________________________
                                                 By: H. Martin DeFrank
                                                 Its:  Chief Financial Officer