Form 10QSB
period 2004-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2005-11-02
CIK 773588

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
_X_ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 31, 2004

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

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                       For the Quarter Ended October 31, 2004

                                      INDEX
                                                                                                          Page
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3
                      Consolidated Balance Sheets ......................................................   3
                      Consolidated Statements of Operations ............................................   4
                      Consolidated Statements of Cash Flows.............................................   5
                      Notes to the Consolidated Financial Statements ...................................   6

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................  11

         Item 3.      Controls and Procedures ..........................................................  13

Part II.     Other Information

         Item 1.      Legal Proceedings ................................................................  13

         Item 2.      Unregistered Sales of Equity Securitites and Use of Proceeds .....................  17

         Item 3.      Defaults Upon Senior Securities ..................................................  17

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  17

         Item 5.      Other Information ................................................................  17

         Item 6.      Exhibits .........................................................................  17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                                         October 31,              April 30,
                                                                                            2004                    2004
                                                                                        -------------           -------------
                                                                                         (Unaudited)
     CURRENT ASSETS
        Cash and cash equivalents                                                       $     153,524           $      21,915
        Restricted cash                                                                        60,257                  60,000
        Accounts receivable                                                                   107,699                 166,906
                                                                                        -------------           -------------
           Total Current Assets                                                               321,480                 248,821
                                                                                        -------------           -------------
     OTHER ASSETS
        Film development costs, net                                                            66,937                  69,437
                                                                                        -------------           -------------
           Total Other Assets                                                                  66,937                  69,437
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     388,417           $     318,258
                                                                                        =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

     CURRENT LIABILITIES
        Accounts payable                                                                $     201,157           $     165,170
        Accrued expenses                                                                      306,429                 247,043
        Deferred revenue                                                                      280,054                  67,327
        Line of credit                                                                         60,000                  60,000
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
        Total Current Liabilities                                                             851,640                 543,540
                                                                                        -------------           -------------
     TOTAL LIABILITIES                                                                        851,640                 543,540
                                                                                        -------------           -------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock; 12,000,000 shares authorized,
          at $0.01 par value, 3,864,390 shares issued
          and outstanding, respectively                                                        38,644                  38,644
        Additional paid-in capital                                                         24,932,655              24,932,655
        Accumulated deficit                                                               (25,434,522)            (25,196,581)
                                                                                        -------------           -------------
        Total Stockholders' Equity (Deficit)                                                 (463,223)               (225,282)
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $     388,417           $     318,258
                                                                                        =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended       For the Six Months Ended
                                                                   October 31,                     October 31,
                                                           --------------------------      --------------------------
                                                              2004            2003            2004            2003
                                                           -----------    -----------      -----------    -----------


REVENUES

       Feature films                                       $    64,030    $    81,261      $   115,457    $   217,195
                                                           -----------    -----------      -----------    -----------
             Total Revenue                                      64,030         81,261          115,457        217,195
                                                           -----------    -----------      -----------    -----------
COSTS AND EXPENSES

       General and administrative                              116,412        129,181          352,655        235,445
                                                           -----------    -----------      -----------    -----------
             Total Costs and Expenses                          116,412        129,181          352,655        235,445
                                                           -----------    -----------      -----------    -----------
OPERATING LOSS                                                 (52,382)       (47,920)        (237,198)       (18,250)
                                                           -----------    -----------      -----------    -----------
OTHER INCOME (EXPENSES)

       Interest income                                             128            118              257            270

       Other income                                                  -           (363)               -         (1,679)

       Interest expense                                           (431)             -           (1,000)             -
                                                           -----------    -----------      -----------    -----------
             Total Other Income (Expenses)                        (303)          (245)            (743)        (1,409)
                                                           -----------    -----------      -----------    -----------
       NET LOSS                                            $   (52,685)   $   (48,165)     $  (237,941)   $   (19,659)
                                                           ===========    ===========      ===========    ===========
       BASIC LOSS PER SHARE                                $     (0.01)   $     (0.01)     $     (0.06)   $     (0.01)
                                                           ===========    ===========      ===========    ===========
       WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING                                 3,864,390      3,864,390        3,864,390      3,864,390
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the Six Months Ended
                                                                                                October 31,
                                                                                        --------------------------
                                                                                            2004           2003
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                           $  (237,941)   $   (19,659)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                            59,207         62,437
        Increase in restricted cash                                                            (257)             -
        Increase (decrease) in film development costs                                         2,500        (11,300)
        Increase (decrease) in accounts payable                                              35,987         14,345
        Increase (decrease) in accrued expenses                                              59,386          7,132
        Increase (decrease) in deferred revenue                                             212,727        (10,000)
                                                                                        -----------    -----------
           Net Cash Provided by Operating Activities                                        131,609         42,955
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
NET INCREASE IN CASH                                                                        131,609         42,955

CASH, BEGINNING OF PERIOD                                                                    21,915         50,679
                                                                                        -----------    -----------
CASH, END OF PERIOD                                                                     $   153,524    $    93,634
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR
        Interest                                                                        $       138    $         -
        Income taxes                                                                    $         -    $         -

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services                                                $         -    $         -

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       October 31, 2004 and April 30, 2004

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2004 and the results of operations and cash flows for the three and six month periods ended October 31, 2004 and 2003, respectively, have been included. The results of operations for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                       October 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

     Kings Road Entertainment, Inc. vs. Michael Berresheim, Eric Ottens, et al.(Continued)

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

     The case is currently in the discovery state. Management has elected not to record any liability pertaining to the Counterclaim, as the Company deems the Counterclaim to be frivolous and without merit. At October 31, 2004, the Company has recorded a receivable in the amount of $48,894 pertaining to its claim against Messrs. Berresheim, Ottens, the Florida entities, et al.

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                       October 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                       October 31, 2004 and April 30, 2004

NOTE 2 - LITIGATION (Continued)

     Shareholder Demand for Inspection of Company Records

     On March 30, 2005 the Company received a registered letter dated March 22, 2005 from legal counsel representing Kings Road Enterprises Corp. (formerly Parkland AG an entity controlled by a former Director and Officer of the Company) ("KREC"), together with a Power of Attorney signed on March 16, 2005 by that Company's President Mr. Evert Wilbrink and a Demand Under Oath likewise dated March 22, 2005. The Agent for the Stockholder pursuant to such Power of Attorney made "Demand Under Oath to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Code and states that the purpose of the demand and the inspection is
     (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value." Company's counsel has been in contact with KREC's legal counsel and the Company is complying with this demand.

     The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

     Distribution Agreement

     On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004, and the remaining $950,000 in September, 2005.

     Equity Activity

     On January 16, 2005, the Company's Board of Directors resolved to issue an aggregate of 1,600,000 shares of its previously unissued common stock to various parties in order to reduce $160,000 of the Company's total debt. The common shares issued were valued at $0.10 per share, representing the 90-day weighted-average value of the shares. Of the 1,600,000 shares issued, a total of 500,000 were issued to service providers, 200,000 to a private contractor, 100,000 to a director as consideration for past services, and 800,000 to Company officers for accrued compensation.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                       October 31, 2004 and April 30, 2004

NOTE 3 - SUBSEQUENT EVENTS (Continued)

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

Results of Operations

The Three Months Ended October 31, 2004 vs. the Three Months Ended October 31, 2003

     For the quarter ended October 31, 2004, feature film revenues were $64,030 as compared to $81,261 for the quarter ended October 31, 2003. The decrease of $17,231 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses decreased to $116,412 for the quarter ended October 31, 2004 as compared to $129,181 during the quarter ended October 31, 2003. This decrease of $12,769 is due primarily to a small decrease in professional expenses.

     The Company had a net loss of $52,685 for the quarter ended October 31, 2004 as compared to net loss of $48,165 for the quarter ended October 31, 2003. This increase net loss of $4,520 results primarily from a decrease in film revenues.

The Six Months Ended October 31, 2004 vs. the Six Months Ended October 31, 2003

     For the six month period ended October 31, 2004, feature film revenues were $115,457 as compared to $217,195 for the six month period ended October 31, 2003. The decrease of $101,738 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses increased to $352,655 for the six months ended October 31, 2004 as compared to $235,445 during the six months ended October 31, 2003. This increase of $117,210 is due primarily to an increase in professional expenses and officer compensation.

     The Company had a net loss of $237,941 for the six month period ended October 31, 2004 as compared to net loss of $19,659 for the comparable period ended October 31, 2003. This increased net loss of $218,282 results primarily from a decrease in film revenues, coupled with increases in professional fees and officer compensation.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three and six month periods ended October 31, 2004 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the six months ended October 31, 2004, the Company's net cash flow provided by operating activities was $131,609 compared to net cash provided by operating activities of $42,955 during the comparable period in 2003 At October 31, 2004, the Company had cash of $153,524 as compared to $93,634 at October 31, 2003.

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

Item 1 - Legal Proceedings.

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

     Subsequent to the period covered by this report, on July 26, 2005, the defendant filed his answer, affirmative defenses, and counterclaims. The defendant in his counterclaim is seeking to recover approximately $500,000 for money allegedly lent to the Company beginning back in the year 2000 and for libelous statements made by the Company.

     On August 15, 2005, Plaintiff filed a motion to strike portions of the Defendant's Affirmative Answer and Counterclaim, which have no bearing on this case, together with its response to Defendant's counterclaim, demanding proof of such. Defendant likewise sent out a request for production and a set of interrogatories.

     The Company is confident that its case against defendant Berresheim will prevail and that his counterclaims are totally without merit.

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

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended October 31, 2004.

Item 5 - Other Information.

     None.

Item 6 - Exhibits.

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