Form 10QSB
period 2005-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2005-11-02
CIK 773588

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
_X_ Quarterly report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended: January 31, 2005

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

                         KINGS ROAD ENTERTAINMENT, INC.
                              Report on Form 10-QSB
                     For the Quarter Ended January 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.


                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                                         January 31,              April 30,
                                                                                            2005                    2004
                                                                                        -------------           -------------
                                                                                         (Unaudited)
     CURRENT ASSETS
        Cash and cash equivalents                                                       $      39,697           $      21,915
        Restricted cash                                                                        60,386                  60,000
        Accounts receivable                                                                   118,971                 166,906
                                                                                        -------------           -------------
           Total Current Assets                                                               219,054                 248,821
                                                                                        -------------           -------------
     OTHER ASSETS
        Film development costs, net                                                            66,937                  69,437
                                                                                        -------------           -------------
           Total Other Assets                                                                  66,937                  69,437
                                                                                        -------------           -------------
     TOTAL ASSETS                                                                       $     285,991           $     318,258
                                                                                        =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

     CURRENT LIABILITIES
        Accounts payable                                                                $      71,544           $     165,170
        Accrued expenses                                                                      315,607                 247,043
        Deferred revenue                                                                      247,783                  67,327
        Line of credit                                                                         60,000                  60,000
        Liabilities from discontinued operations                                                4,000                   4,000
                                                                                        -------------           -------------
        Total Current Liabilities                                                             698,934                 543,540
                                                                                        -------------           -------------
     TOTAL LIABILITIES                                                                        698,934                 543,540
                                                                                        -------------           -------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock; 12,000,000 shares authorized,
          at $0.01 par value, 3,864,390 shares issued
          and outstanding, respectively                                                        54,644                  38,644
        Additional paid-in capital                                                         25,076,655              24,932,655
        Accumulated deficit                                                               (25,544,242)            (25,196,581)
                                                                                        -------------           -------------
        Total Stockholders' Equity (Deficit)                                                 (412,943)               (225,282)
                                                                                        -------------           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)                                $     285,991           $     318,258
                                                                                        =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended       For the Nine Months Ended
                                                                   January 31,                     October 31,
                                                           --------------------------      --------------------------
                                                              2005            2004            2005            2004
                                                           -----------    -----------      -----------    -----------


REVENUES

       Feature films                                       $    60,391    $   100,106      $   175,848    $   317,301
                                                           -----------    -----------      -----------    -----------
             Total Revenue                                      60,391        100,106          175,848        317,301
                                                           -----------    -----------      -----------    -----------
COSTS AND EXPENSES

       General and administrative                              169,566        179,195          522,221        414,640
                                                           -----------    -----------      -----------    -----------
             Total Costs and Expenses                          169,566        179,195          522,221        414,640
                                                           -----------    -----------      -----------    -----------
OPERATING LOSS                                                (109,175)       (79,089)        (346,373)       (97,339)
                                                           -----------    -----------      -----------    -----------
OTHER INCOME (EXPENSES)

       Interest income                                             130            168              387            438

       Other income                                                  -         (1,303)               -         (2,982)

       Interest expense                                           (675)             -           (1,675)             -
                                                           -----------    -----------      -----------    -----------
             Total Other Income (Expenses)                        (545)        (1,135)          (1,288)        (2,544)
                                                           -----------    -----------      -----------    -----------
       NET LOSS                                            $  (109,720)   $   (80,224)     $  (347,661)   $   (99,883)
                                                           ===========    ===========      ===========    ===========
       BASIC LOSS PER SHARE                                $     (0.03)   $     (0.02)     $     (0.09)   $     (0.03)
                                                           ===========    ===========      ===========    ===========
       WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING                                 4,125,260      3,864,390        3,930,143      3,864,390
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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For the Three Months Ended
                                                                                                January 31,
                                                                                        --------------------------
                                                                                            2005           2004
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                           $  (347,661)   $   (99,883)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                                            47,935        154,291
        Increase in restricted cash                                                            (386)             -
       (Increase) decrease in film development costs                                          2,500        (22,092)
        Increase (decrease) in prepaid expenses                                                   -         10,690
        Increase (decrease) in accounts payable                                              66,374         (3,852)
        Increase (decrease) in accrued expenses                                              68,564         (2,222)
        Increase (decrease) in deferred revenue                                             180,456        (15,000)
                                                                                        -----------    -----------
           Net Cash Provided by Operating Activities                                         17,782         21,932
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              -              -
                                                                                        -----------    -----------
NET INCREASE IN CASH                                                                         17,782         21,932

CASH, BEGINNING OF YEAR                                                                      21,915         50,679
                                                                                        -----------    -----------
CASH, END OF PERIOD                                                                     $    39,697    $    72,611
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR
        Interest                                                                        $       138    $         -
        Income taxes                                                                    $         -    $         -

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services                                                $         -    $         -
        Common stock issued for debt                                                    $   160,000    $         -

  The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       January 31, 2005 and April 30, 2004

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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2005 and the results of operations and cash flows for the three and nine month periods ended January 31, 2005 and 2004, respectively, have been included. The results of operations for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations

The Three Months Ended January 31, 2005 vs. the Three Months Ended January 31, 2004

     For the quarter ended January 31, 2005, feature film revenues were $60,391 as compared to $100,106 for the quarter ended January 31, 2004. The decrease of $39,715 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses decreased to $169,566 for the quarter ended January 31, 2005 as compared to $179,195 during the quarter ended January 31, 2004. This decrease of $9,629 is due primarily to a small decrease in professional expenses.

     The Company had a net loss of $109,720 for the quarter ended January 31, 2005 as compared to net loss of $80,224 for the quarter ended January 31, 2004. This increase net loss of $29,496 results primarily from a decrease in film revenues, partially offset by a small increase in professional fees.

The Nine Months Ended January 31, 2005 vs. the Nine Months Ended January 31,
2004

     For the nine month period ended January 31, 2005, feature film revenues were $175,848 as compared to $317,301 for the nine month period ended January 31, 2004. The decrease of $141,453 results primarily from decreased royalties on the Company's feature film library.

     Costs and expenses increased to $522,221 for the nine months ended January 31, 2005 as compared to $414,640 during the nine months ended January 31, 2004. This increase of $107,581 is due primarily to an increase in professional expenses and officer compensation.

     The Company had a net loss of $347,661 for the nine month period ended January 31, 2005 as compared to net loss of $99,883 for the comparable period ended January 31, 2004. This increased net loss of $247,778 results primarily from a decrease in film revenues, coupled with increases in professional fees and officer compensation.

Liquidity and Capital Resources

     The Company's principal source of working capital during the three and nine month periods ended January 31, 2005 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

     For the nine months ended January 31, 2005, the Company's net cash flow provided by operating activities was $17,782 compared to net cash provided by operating activities of $21,932 during the comparable period in 2004. At January 31, 2005, the Company had cash of $39,697 as compared to $72,611 at January 31, 2004.

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

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the quarter ended January 31, 2005.

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