Form 10KSB
period 2005-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2006-05-04
CIK 773588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

Transition report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the transition period from __________ to __________

                           Commission File No. 0-14234

                         KINGS ROAD ENTERTAINMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                           95-3587522
-------------------------------                          -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

 447 B Doheny Drive, Beverly Hills, CA                          90210
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number: 310-278-9975

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Issuer's revenues for its most recent fiscal year: $241,727

As of March 15, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of $0.09 as reported on the Pink Sheets was $413,861.04; calculated on the basis of 4,598,456 shares held by non-affiliates according to the beneficial ownership tables.

As of March 15, 2006 the registrant had 6,957,756 shares of its common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes ___ No ___

                                TABLE OF CONTENTS
                                -----------------
ITEMS                                                                     PAGE
-----                                                                     ----
                                     PART I
                                     ------

Item 1.  Description of Business.........................................   1
Item 2.  Description of Property.........................................  12
Item 3.  Legal Proceedings...............................................  13
Item 4.  Submission of Matters to a Vote of Security Holders ............  14


                                    PART II
                                     -------

Item 5.  Market For Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities............  15
Item 6.  Management's Discussion and Analysis or Plan of Operation.......  16
Item 7.  Financial Statements............................................  18
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  18
Item 8A. Controls and Procedures.........................................  18
Item 8B. Other Information...............................................  18


                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............  19
Item 10. Executive Compensation .........................................  22
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .....................  23
Item 12. Certain Relationships and Related Transactions..................  25
Item 13. Exhibits .......................................................  25
Item 14. Principal Accountant Fees and Services .........................  25

                              CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for Kings Road Entertainment, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     o the success or failure of management's efforts to implement their business strategy;
     o the ability of the Company to raise sufficient capital to meet operating requirements;
     o    the uncertainty of consumer demand for our product;
     o the ability of the Company to protect its intellectual property rights;
     o the ability of the Company to compete with major established companies;
     o    the effect of changing economic conditions;
     o    the ability of the Company to attract and retain quality employees;
          and,
     o    other risks which may be described in future filings with the SEC.

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

     On August 31, 2000, the Company announced that it had entered into an agreement as Executive Producer for an Off-Broadway production of the play "End of the World Party." The play opened November 9, 2000 and closed on February 25, 2001, and on March 13, 2001 the Company announced that the play had conducted its final show.

     During October 2001, the Company elected to cease all operations pertaining to the stage play. All operations pertaining to the Play were classified as discontinued and were segregated from the Company's viable operations. At the date of discontinuance, KRTR had no assets and liabilities of $15,000. The Company created a reserve of $5,000 to cover any unforeseen claims related to the Play.

     On December 22, 2003, the Board resolved to dissolve KRTR. KRTR could not be dissolved until taxes for the year 2003 had been filed with the State of New York. On March 8, 2005, the Company sent a check for $930.58, constituting such outstanding tax assessment together with the relevant dissolution documentation. On April 20, 2005, the New York State Department of Taxation and Finance gave consent to the dissolution of the Corporation. Subsequent to the period covered by this report, on May 11, 2005, a certificate of dissolution was filed with the State of New York, Department of State and KRTR was officially dissolved. As of April 30, 2005, the Company has $4,000 accrued liabilities outstanding, relating to the KRTF subsidiary.

Development
-----------

     Development activities are a fundamental building block to the Company's future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes are among the Company's most valuable assets.

Financing
---------

     The Company's previous strategy has been to fully finance its pictures by obtaining advances and guarantees from the licensing of distribution rights in its pictures and other investments from third parties. Once fully financed, the Company would primarily earn fees for its development and production services plus contingent compensation based on the success of a film. If necessary, the Company may finance a portion of the cost of a film using internally generated funds or debt financing.

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

     As of April 30, 2005, the Company had produced (or co-produced) 25 pictures, 18 of which were theatrically released in the domestic market and seven of which were released directly to video or pay television in the domestic market, as follows:

      Title                                    Principal Cast                             Release Date
      --------------------------------------------------------------------------------------------------
      All of Me                                Steve Martin, Lily Tomlin                  September 1984

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

      Kickboxer IV                             Sasha Mitchell                             July 1994

      The Stranger                             Kathy Long                                 March 1995

      The Redemption                           Mark Dacascos                              August 1995


The Company also has profit participation in the following theatrical film releases:

     o SLAP SHOT (1977). Starring Paul Newman and Michael Ontkean. Directed by George Roy Hill (director for "Butch Cassidy and the Sundance Kid").
     o    FAST BREAK (1979). Starring Gabe Kaplan
     o LITTLE DARLINGS (1980). Starring Tatum O'Neal, Kristy McNichol and Matt Dillon
     o    THE HAUNTED HEART (1996). Starring Diane Ladd, Olympia Dukakis
     o    TICKER (2001) Starring Steven Seagal, Tom Sizemore, Dennis Hopper.

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

     Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors including HBO Video, Paramount Pictures, and Lions Gate Films. These video distributors, in turn, sell videocassettes to video retailers that rent or sell videocassettes to consumers. During the year ended April 30, 1999, the Company licensed the home video and DVD rights for the United States and Canada to 19 of its pictures to Lions Gate Films, formerly Trimark Pictures. All but one of the pictures had been previously released.

     Pay and Free Television - Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies such as ITC Entertainment (now Granada) and Worldvision Enterprises, a division of Paramount, who, in turn, sell packages of films to television stations and basic cable services.

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

Personnel
---------

     As of April 30, 2005, the Company has been operated by its two Officer/Directors, as well as an administrative assistant. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures. (Please see under Item 9 - Significant Personnel.)

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

     The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its pictures for such ratings. Management's current policy is to produce or participate in the production of motion pictures that qualify for a rating no more restrictive than "R."

Patents Trademarks and Other Intellectual Property
--------------------------------------------------

     The Company owns distribution rights in all North American territories (US & Canada) to all media in regard to 14 completed motion pictures and additionally retains ownership to all world rights in all media to one motion picture (Knights). In most cases, the Company owns all remake, prequel, sequel and TV film and series rights to all motion picture properties. Additionally, the Company has legal ownership of certain intellectual properties in the form of 10 screenplays and the corresponding underlying rights in all but one case, The Magic Mountain.

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

                                  RISK FACTORS
                                  ------------

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

Volatile and Limited Market for Common Stock
--------------------------------------------

     As of April 30, 2005, the Company's common stock was quoted on the Bulletin Board under the symbol "KREN.PK." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

No Guarantee of Continued Listing on OTC Bulletin Board
-------------------------------------------------------

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

Dependence on Key Personnel and Need for Additional Management
--------------------------------------------------------------

     The Company is heavily dependent on the abilities of H. Martin DeFrank and Geraldine Blecker, who have contributed essential management experience. The loss of their services would have a material adverse effect on the Company's business. However, their interests are closely aligned with those of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace any of them should their services become unavailable.

     In the event of future growth in administration, marketing, distribution and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as, the continued service of its key management personnel and its ability to identify, hire and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

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

The Company cannot assure future profitability
----------------------------------------------

     We cannot assure you that we will operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

     Our substantial leverage could adversely affect our financial condition. The amount we have available to borrow under this facility depends upon our borrowing base, which in turn depends on the value of our existing library of films and television programs, as well as accounts receivable and cash held in collateral accounts. If several of our larger motion picture productions are commercial failures or our library declines in value, our borrowing base could decrease. Such a decrease could have a material adverse effect on our business, results of operations and financial condition. For example, it could:

     o require us to dedicate a substantial portion of our cash flow to the repayment of our indebtedness, reducing the amount of cash flow available to fund motion picture and television production, distribution and other operating expenses;
     o limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general;
     o limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us; and,
     o limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests.

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

Reliance on a few major customers in realizing our filmed and television content
--------------------------------------------------------------------------------
library distribution revenues
-----------------------------

     A small number of retailers account for a significant percentage of our filmed and television content library distribution revenues. We do not have long-term agreements with any of these customers. We cannot assure you that we will continue to maintain favorable relationships with these customers or that they will not be adversely affected by economic conditions. If any of these customers reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations and financial condition.

Revenues and results of operations are vulnerable to currency fluctuations
--------------------------------------------------------------------------

     We report our revenues and results of operations in U.S. dollars, but a portion of our revenues are earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations and financial condition.

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

     Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller's indemnification obligations. There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximums, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition. The Company may not be able to obtain additional funding to meet our requirements.

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

International business risks
----------------------------

     We distribute motion picture and television productions outside the United States through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

     o changes in local regulatory requirements, including restrictions on content;
     o changes in the laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and to withholding taxes;
     o    differing degrees of protection for intellectual property;
     o    instability of foreign economies and governments;
     o    cultural barriers;
     o    wars and acts of terrorism; and,
     o    the spread of contagious diseases.

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

Risks of liability claims for media content, which could adversely affect our
-----------------------------------------------------------------------------
business, results of operations and financial condition
-------------------------------------------------------

     As a distributor of media content, we may face potential liability for:

     o    defamation;
     o    invasion of privacy;
     o    negligence;
     o    copyright or trademark infringement; and,
     o other claims based on the nature and content of the materials distributed.

     These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

     Since 1999, the Company maintains a 3-unit storage facility in Los Angeles CA, rented on a quarterly basis from Stor America at an annual cost of $3,300. These units contain all the Company's film materials.

     On June 7, 2002, the Company established a satellite office at 67 Wall St., Suite 2211, New York, NY 10005, at a monthly cost of approx. $100. The Company continues to maintain representation in London, England, and Frankfurt, Germany, in the form of agents, who utilize their own residences for work involving the Company.

     On October 31, 2003, the Company took out a one-year lease of a three-room space at 447 B Doheny Drive, Beverly Hills, CA 90210. This property comprises monthly leased accommodation of approximately 500 square feet at a monthly rent of $1,463.

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

     On November 3, 2004, the Board received a report from the new independent counsel, Mr. Leonard Machtinger of Kenoff & Machtinger, LLP, with respect to some of the transactions of November 1998 through April 2001. This report has since been evaluated by the Board and in consultation with the Company's corporate counsel and financial advisors. As a result of these discussions, the Company has decided not to legally pursue this matter as the legal costs are likely to exceed any damages which might be awarded by an appropriate court were the Company to file suit.

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

     The Company is currently bringing its financials current and preparing to complete its annual audit after which it intends to hold a shareholders meeting.

Claim Against Michael Berresheim, Eric Ottens, et al.
-----------------------------------------------------

     On or about April 1, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") made payable to Regal Productions c/o Kings Road Entertainment (earned by the Company and Regal Productions) as part of its joint venture on the film "Fastbreak," were deposited into accounts of Kings Road Entertainment, Inc., (Florida Corporation P03000042628) and Kings Road to Fame, Inc. (Florida Corporation number P03000043121) doing business as Regal Productions (collectively the "Florida Entities"), corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company.

     On June 8, 2004, the Company made a demand upon the Florida Entities, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees. Messrs. Berresheim and Ottens, through counsel, denied any malfeasance, and Mr. Berresheim at that time indicated his intention to repay these monies, and to undertake other actions, to resolve this situation.

     On September 9, 2004, the Company filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. 04-14356 CACE 13, against Messrs. Berresheim, Ottens, the Florida Entities, et al, "seeking the return of money illegally obtained and converted from KRE Delaware, an accounting and an injunction from further use of its trade name." Defendants Ottens and Berresheim were served with the Complaint and discovery commenced.

     Subsequent to this report, in May 2005, Defendant Ottens was deposed, and on July 26, 2005, Defendant Berresheim filed his answer to the Company's complaint, along with affirmative defenses and counterclaims, seeking to recover approximately $500,000.

     In a hearing held on March 6, 2006, the court verbally ordered the striking of the defendant's affirmative defenses and counterclaims and on March 18, 2006 an order of default and an order striking the pleadings was entered. On April 18, 2006, the court entered a final default judgment in favor of the Company in the amount of $332,553.57 and entered a permanent injunction requiring Berresheim to cease and desist all use of the name Kings Road in any capacity.

Claim on the Company from MBO Media GmbH
----------------------------------------

     On March 29, 2005, the Company received a German-language fax communication from attorney-at-law Ms. Beate C. Mueller, on behalf of her client MBO Media GmbH and its managing director Mr. Michael Berresheim (former director and officer of the Company) demanding the Company's repayment of leasing costs of 179,884.37 Euro for the video and film editing suite Avid Symphony V 2.0 as ostensibly paid by her client MBO Media GmbH (formerly MBO Musikverlags GmbH). According to this letter the initial claim for the reimbursement of this sum was made by her client on May 18, 2000.

     The Company has no record of any such claim, invoice, or corresponding leasing/repayment agreement between the parties in its files and has passed this correspondence on to its German counsel, who repudiated this claim on April 4, 2005.

     This claim was subsequently included in the counterclaims filed by defendant Berresheim with his affirmative defenses filed on July 26, 2005 (see above Claim Against Michael Berresheim, Eric Ottens, et al. case No. 04-14356 CACE 13). On March 6, 2006, the court verbally ordered the striking of the defendant's affirmative defenses and counterclaims and on March 10, 2006 an order of default and an order striking the pleadings was entered.

Shareholder Demand for Inspection of Company Records
----------------------------------------------------

     On March 30, 2005 the Company received a registered letter dated March 22, 2005 from Georgia-based attorney-at-law Daniel D. Dinur, Esq., on behalf of his client Kings Road Enterprises Corp. (formerly Parkland AG - an entity controlled by a former Director and Officer of the Company), together with a Power of Attorney signed on March 16, 2005 by that Company's President Mr. Evert Wilbrink and a Demand Under Oath likewise dated March 22, 2005. The Agent for the Stockholder pursuant to such Power of Attorney made "Demand Under Oath to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in
Section 220 of the Delaware General Corporation Law and states that the purpose of the demand and the inspection is (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value." The Company's counsel has been in contact with Mr. Dinur and the Company has complied with this demand.

Donal C. Tunnell Complaint against Kings Road Entertainment and Kings Road to
-----------------------------------------------------------------------------
Fame (Delaware)
---------------

     On September 14, 2005 and subsequent to the period covered by this report, the Company was served with a complaint by Donal C. Tunnell, case number 05-007436 CACE 18, in the Circuit Court in and for Broward County, FL. This complaint is on three counts: Breach of Contract, Unjust Enrichment and Fraud. The Plaintiff is basing his claims on the existence and subsequent breach of an employment agreement of January 19, 2002. The Company has no record of any such employment agreement in its files and disputes the authenticity of same. On October 14, 2005, the Company's Florida counsel filed a motion to dismiss the complaint, which has yet to be heard by the Court. The Company believes that the claim is fraudulent and without merit.

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

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock trades on the Pink Sheets under the symbol:
"KREN.PK." The following table sets forth the high and low sales prices of the Company's common stock during the years ended April 30, 2005 and 2004:

     Fiscal Year 2005                                 High         Low
     ------------------------------------------------------------------
          First Quarter                               0.08         0.05
          Second Quarter                              0.12         0.06
          Third Quarter                               0.20         0.08
          Fourth Quarter                              0.15         0.10

     Fiscal Year 2004                                 High         Low
     ------------------------------------------------------------------
          First Quarter                               0.05         0.02
          Second Quarter                              0.08         0.03
          Third Quarter                               0.10         0.08
          Fourth Quarter                              0.08         0.04

Holders
-------

     As of March 15, 2006, the Company had approximately 234 stockholders of record.

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

Recent Sale of Unregistered Securities
--------------------------------------

     On January 16, 2005, the Board resolved, in order to reduce its total debt and to settle outstanding amounts due to certain privately contracted service providers, to issue restricted shares of the Company's common stock at a share price of $0.10 per share. This price represents the 90-day weighted moving average price of the Company's common stock as quoted on the Pink Sheets. This conversion of debt into equity also includes a portion of deferred unpaid accrued compensation to the Company's management and personnel set forth as follows:

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

Results of Operations
---------------------

     For the year ended April 30, 2005, feature film revenues were $241,727 as compared to $378,347 for the year ended April 30, 2004. The decrease in feature film revenues resulted primarily from decreased domestic and foreign distribution revenues from feature films in the Company's library. The decrease is the result of several different factors, most notably the lack of focused marketing and sales efforts over the past twelve months, and the Company's inability to add newer items to its aging entertainment library. Until such time as the Company either produces new films or develops and implements a different overall strategic plan, the Company expects that its feature film revenues will continue to decline.

     Operating costs and expenses totaled $734,923 and $669,921 for the years ended April 30, 2005 and 2004, respectively, an increase of $65,002. This increase resulted primarily from an increase in officer compensations of $135,608, partially offset by a decrease in general and administrative expenses of $97,882.

     During the year ended April 30, 2005, the Company incurred a net loss of $495,590 versus net loss of $294,127 during the year ended April 30, 2004, resulting in an increased net loss of $201,463. The increased net loss resulted primarily from a significant decrease in feature film revenues of $136,620, an increase in officer compensation of $135,608, offset in part by a decrease in general and administrative expenses of $97,882.

     During the years ended April 30, 2005 and 2004, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $15,000,000, which may be offset against future taxable income.

Liquidity and Capital Resources
-------------------------------

     The production of motion pictures requires substantial capital. In producing a motion picture, the Company may expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2005 was motion picture licensing income. Except for the financing of film production costs, management believes that the Company's licensing income will likely be insufficient to fund its ongoing operations. In order to address the Company's need for capital during the 2005 fiscal year, the Company sold 1,500,000 shares of its common stock for $150,000 in cash in February, 2005. In addition, the Company entered into a Distribution Agreement with Lions Gate Films, Inc. in September 2004. Per the terms of this Agreement, the Company received $250,000 in cash in September 2004, and received an additional $950,000 subsequent to April 30, 2005. However, due in part to its decreasing operating revenues and significant short-term debt, the Company's auditors have expressed doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to actively market the Company's film library to various studios and producers for sequel and remake rights. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and accessing film production funds, which would help the Company maintain greater ownership of film projects.

     During the year ended April 30, 2005, the Company's operating activities used $59,801 in cash, compared to using $6,672 in 2004. In 2005, the Company's net loss of $495,590 was partially offset in this regard by increases in accounts payable $122,567, accrued expenses $55,902 and a decrease in accounts receivable $48,246. The Company also received $150,000 in cash from the sale of common stock in 2005. The Company had cash of $112,114 and $21,915 at April 30, 2005 and 2004, respectively.

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

(b) Changes in Internal Controls.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the year ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On March 8, 2005, the Company signed a Change in Terms Agreement renewing the aforesaid Borrow/Grant of Collateral from the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210, at an annual interest rate of 4.550%. The principal is $60,000 and maturity is March 1, 2006.

Distribution Agreement with Lions Gate Films
--------------------------------------------

     On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a minimum guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to U.S. home video distribution. The Company received the initial $250,000 in September 2004, and the remaining $950,000 in September, 2005.

Option/Purchase Agreement
-------------------------

     Subsequent to the period covered by this report, on August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, applicable against the $900,000 purchase price, pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period from June 16, 2005 and expiring on October 11, 2006. Should New Line Cinema elect to move forward with the remake, it will be required to pay the Company an additional $810,000 (less commissions of 10.0%) within the 16-month option period. New Line has the right to extend this option period for an additional 18-month period upon payment of a further $90,000, which shall be non-applicable against the purchase price. In accordance with the agreement, the Company shall be granted an official producer credit.

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

                                                                                                  Expiration
          Name                               Age      Position                                    of Term
          --------------------------------------------------------------------------------------------------

          Geraldine Blecker                  59       Director, Chief Executive Officer, Vice     2006
                                                      President and Company Secretary
                                                      Ms. Blecker took over as CEO on 5th
                                                      March 2002

          H. Martin DeFrank                  59       Director, President, and Chief              2006
                                                      Operating Officer
                                                      Mr. DeFrank took over as President on
                                                      5th March 2002

          Philip M. Holmes                   50       Director                                    2006
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

Significant Personnel
---------------------

     The Company is currently operated by two of its Directors.

     H. Martin DeFrank, President and Chief Operating Officer, deals with global rights management and the basic corporate administration in Los Angeles. Mr. DeFrank is actively involved in creative media production and currently concerned with certain franchises (remakes, sequels, TV-series) of the Company's feature film product.

     Geraldine Blecker, Chief Executive Officer, is responsible for overseeing all aspects of Company administration. In her function as Company Secretary, she is also the keeper of all Corporate Records and Minutes. Splitting her time between Los Angeles and Europe (Frankfurt), Ms. Blecker is additionally responsible for international feature film co-production.

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

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended April 30, 2005, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the initial Forms 3 and 4 of each officer and director was filed late.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The following table sets forth the compensation for each of the last three fiscal years of the Company's Chief Executive Officers and up to four of the other most highly compensated individuals serving as executive officers at April 30, 2005 whose total salary and bonus exceeded $100,000 for the fiscal year ("Named Officers"). No other Named Officer of the Company received salary and bonus in excess of $100,000 in any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                Long Term Compensation
                                    Annual Compensation                         Awards                      Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
-----------------------------------------------------------------------------------------------------------------------------------
H. Martin DeFrank        2005    $54,000     4,500        $0           400,000      0            0          0
COO, President           2004    $48,000     3,000        $0           0            0            0          0
                         2003    $36,000     3,000        $0           100,000 (1)  0            0          0

Geraldine Blecker        2005    $54,000     4,500        $0           400,000      0            0          0
CEO, Vice President      2004    $48,000     3,000        $0           0            0            0          0
Secretary                2003    $36,000     3,000        $0           100,000 (1)  0            0          0

_____________________

(1) Shares granted on May 22, 2002 as compensation for services to the Company.

Option Grants, Exercises and Year-End Values
--------------------------------------------

     Shown below is information with respect to ownership by the Named Officers of options and option values as of April 30, 2005. No options were granted or exercised during the year ended April 30, 2005.

Option Grants Table
-------------------

     The following tables reflect certain information with respect to stock options granted under the Company's stock option plans to certain executive officers and directors up through the end of the fiscal year.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

                       Number Of         % Of Total
                       Securities         Options
                       Underlying        Granted To        Exercise
                        Options           Employees         Or Base
                        Granted           In Fiscal         Price         Expiration
Name                      (#)              Year(%)          ($/Sh)           Date
-------------------------------------------------------------------------------------
H. Martin DeFrank          0                0                 0                0
Geraldine Blecker          0                0                 0                0
Philip Michael Holmes      0                0                 0                0

No options were granted or exercised during the year ended April 30, 2005.

Option Exercise and Year End-Value Table
----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2005:

              Aggregated options/SAR exercises in last fiscal year
                            and end option/SAR value
              ----------------------------------------------------

                                                                                    Value of Unexercised
                                              Number of Unexercised                 In-the-Money Options
                                             Options at April 30, 2005                at April 30, 2005
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
----------------------

     The following table sets forth certain information, as of March 15, 2006 concerning ownership of shares of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company:

    Title                    Name and Address               Amount and Nature               Percent
     Of                             Of                             of                          of
    Class                    Beneficial Owner               Beneficial Owner                 Class
    -----------------------------------------------------------------------------------------------
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

__________________________

     (1) These 800,000 shares of the Company's Common Stock are held by International Solutions Business Consulting GmbH, which is solely managed by director Philip M. Holmes, and therefore an affiliate of the Company. Philip M. Holmes personally holds 209,300 shares of the Company's Common Stock in his own name giving him control over 1,009,300 shares or 14.51% of the outstanding and issued stock.

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

Security Ownership of Management
--------------------------------

     The following table sets forth, as of March 15, 2006, certain information concerning ownership of shares of Common Stock by each director of the Company and by all executive officers and directors of the Company as a group:

    Title                    Name and Address               Amount and Nature               Percent
     Of                             Of                             of                          of
    Class                    Beneficial Owner               Beneficial Owner                 Class
    -----------------------------------------------------------------------------------------------
    Common                   Geraldine Blecker                850,000                        12.22%
                             Wetteraustr 23
                             Frankfurt, Germany 60389

    Common                   H. Martin DeFrank                500,000                         7.19%
                             447 B Doheny Drive,
                             Beverly Hills, CA 90210

    Common                   Philip Michael Holmes (1)      1,009,300 (1)                    14.51%
                             Pastor-Klein-Str. 17 D
                             D-56068 Koblenz, Germany

                             Executive Officers and
                             Directors as a Group           2,359,300                        33.91%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants
------------------------------

     The Company's independent accountants for the fiscal years ended April 30, 2005 and 2004 were HJ Associates & Consultants, LLP.

     (a) Audit Fees. For the fiscal years ended 2005 and 2004, the aggregate fees billed by HJ Associates & Consultants, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $28,900 and $37,300, respectively.

     (b) Audit-Related Fees. For the fiscal years ended 2005 and 2004 HJ Associates & Consultants, LLP, did not bill for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. For the fiscal years ended 2005 and 2004, HJ Associates & Consultants, LLP did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2005 and 2004.

     (d) All Other Fees. None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KINGS ROAD ENTERTAINMENT, INC.
                                                ------------------------------


Date:  May 3, 2006                              /Geraldine Blecker/
                                                _______________________________
                                                By: Geraldine Blecker
                                                Its:  Chief Executive Officer





Date:  May 3, 2006                              /H. Martin DeFrank/
                                                _______________________________
                                                By: H. Martin DeFrank
                                                Its:  Chief Financial Officer

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 April 30, 2005

                                 C O N T E N T S
                                 ---------------


     Report of Independent Registered Public Accounting Firm.......F-3

     Consolidated Balance Sheet....................................F-4

     Consolidated Statements of Operations.........................F-5

     Consolidated Statements of Stockholders' Equity (Deficit).....F-6

     Consolidated Statements of Cash Flows.........................F-7

     Notes to the Consolidated Financial Statements................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Shareholders and the Board of Directors
Kings Road Entertainment, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2005 and 2004. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2005 and the results of their operations and their cash flows for the years ended April 30, 2005 and 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 28, 2006

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 April 30, 2005

                                     ASSETS
                                                                                                April 30,
                                                                                                  2005
                                                                                        -----------------------
CURRENT ASSETS

     Cash and cash equivalents                                                          $              112,114
     Restricted cash                                                                                    60,386
     Accounts receivable                                                                                69,764
                                                                                        -----------------------

            Total Current Assets                                                                       242,264
                                                                                        -----------------------


FIXED ASSETS, NET (Note 3)                                                                                   -
                                                                                        -----------------------

OTHER ASSETS

     Film development costs, net (Note 2)                                                               53,055
                                                                                        -----------------------

            Total Other Assets                                                                          53,055
                                                                                        -----------------------

            TOTAL ASSETS                                                                $              295,319
                                                                                        =======================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES

     Accounts payable                                                                   $               69,133
     Accrued expenses                                                                                  361,549
     Deferred revenue                                                                                  215,509
     Line of credit     (Note 6)                                                                        60,000
                                                                                        -----------------------

            Total Current Liabilities                                                                  706,191
                                                                                        -----------------------

            TOTAL LIABILITIES                                                                          706,191
                                                                                        -----------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 12,000,000 shares authorized,
      $0.01 par value, 6,957,757 shares issued
       and outstanding                                                                                  69,578
     Additional paid-in capital                                                                     25,211,721
     Accumulated deficit                                                                           (25,692,171)
                                                                                        -----------------------

            Total Stockholders' Equity (Deficit)                                                      (410,872)
                                                                                        -----------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                                          $              295,319
                                                                                        =======================

   The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             April 30, 2005 and 2004

                                                                                         For the Years Ended
                                                                                              April 30,
                                                                              ----------------------------------------
                                                                                      2005                2004
                                                                              ----------------------------------------
REVENUES

       Feature films                                                             $      241,727        $      378,347
                                                                              ----------------------------------------

             Total Revenue                                                              241,727               378,347
                                                                              ----------------------------------------

COSTS AND EXPENSES

       Salaries and wages                                                               239,858               104,250
       Bad debt expense                                                                  48,896                     -
       Professional and consulting                                                      348,287               349,288
       General and administrative                                                        97,882               216,383
                                                                              ----------------------------------------

             Total Costs and Expenses                                                   734,923               669,921
                                                                              ----------------------------------------

OPERATING (LOSS)                                                                       (493,196)             (291,574)
                                                                              ----------------------------------------

OTHER INCOME (EXPENSES)

       Interest income                                                                      386                   486
       Interest expense                                                                  (2,780)               (3,039)
                                                                              ----------------------------------------

             Total Other Income (Expenses)                                               (2,394)               (2,553)
                                                                              ----------------------------------------

       NET (LOSS)                                                                $     (495,590)       $     (294,127)
                                                                              ----------------------------------------

BASIC (LOSS) PER SHARE
                                                                                 $        (0.11)       $        (0.08)
                                                                              ========================================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                         4,414,801             3,864,390
                                                                              ========================================

   The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                             April 30, 2005 and 2004

                                                                                       Additional
                                                         Common Stock                    Paid-In           Accumulated
                                            ---------------------------------------
                                                   Shares              Amount            Capital             Deficit
                                            --------------------------------------------------------------------------------
Balance, April 30, 2003                             3,857,757    $          38,578    $     24,932,721   $     (24,902,454)

Net loss for the year ended
April 30, 2004                                              -                    -                   -            (294,127)
                                            ------------------   ------------------   -----------------  -------------------

Balance April 30, 2004                              3,857,757               38,578          24,932,721         (25,196,581)

Common shares issued for debt
 At $0.10 per share                                 1,600,000               16,000             144,000                    -

Common shares issued for cash
 At $0.10 per share                                 1,500,000               15,000             135,000                    -

Net loss for the year ended
 April 30, 2005                                              -                    -                   -            (495,590)
                                            ------------------   ------------------   -----------------  -------------------

Balance, April 30, 2005                             6,957,757    $          69,578    $     25,211,721   $      (25,692,171)
                                            ==================   ==================   =================  ===================

   The accompanying notes are an integral part of these consolidated financial statements.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             April 30, 2005 and 2004

                                                                                               For the Years Ended
                                                                                                    April 30,
                                                                                 ------------------------------------------------
                                                                                          2005                    2004
                                                                                 ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                            $            (495,590)    $           (294,127)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
               Bad debt expense                                                                   48,896                       -
               Impairment of film development costs                                               11,274                       -
     Changes in operating assets and liabilities
           Increase (decrease) in restricted cash                                                  (386)                       -
           (Increase) decrease in accounts receivable                                             48,246                 183,439
           Increase (decrease) in film development costs                                           1,108                       -
           Increase (decrease) in accounts payable                                               122,567                  65,315
           Increase (decrease) in accrued expenses                                                55,902                  58,041
           Increase (decrease) in deferred revenue                                               148,182                 (19,340)
                                                                                 ------------------------------------------------

                  Net Cash (Used by) Operating Activities                                        (59,801)                 (6,672)
                                                                                 ------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Increase in film development costs                                                          -                 (22,092)
                                                                                 ------------------------------------------------

                  Net Cash Provided by (Used by) Investing Activities                                  -                 (22,092)
                                                                                 ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Restricted cash received from line of credit                                                -                  60,000
           Common stock issued for cash                                                          150,000                       -
           Increase in restricted cash                                                                 -                 (60,000)
                                                                                 ------------------------------------------------

                  Net Cash Provided by Financing Activities                                      150,000                       -
                                                                                 ------------------------------------------------

NET INCREASE IN CASH                                                                              90,199                 (28,764)

CASH AND CASH EQUVIVALENT, BEGINNING OF YEAR                                                      21,915                  50,679
                                                                                 ------------------------------------------------

CASH AND CASH EQUVIVALENT, END OF PERIOD                                          $              112,114    $             21,915
                                                                                 ================================================

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

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             April 30, 2005 and 2004

     NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

               a. Organization

               The consolidated financial statements include those of Kings Road Entertainment, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All inter-company items and transactions have been eliminated in consolidation. The wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive at April 30, 2005.

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

                                                        Months After       Approximate
                  Marketplace                          Initial Release    Release Period

                  Domestic theatrical                                          6 months
                  All international makets                                  1-10 years
                  Domestic home video                        6 months       6-12 months
                  Domestic cable/pay television          12-18 months         18 months
                  Domestic syndicated/free television    24-48 months        1-6 years

               As of April 30, 2005, the Company has deferred revenue totaling $215,509. The Company is following the guidelines of SOP 00-02 for film production and distribution.

               d. Film Development Costs

               Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. The individual film forecasts method set forth in FASB Statement No. 53 ("FASB 53") is used to amortize these costs based on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the years ended April 30, 2005 and 2004, the Company impaired $11,274 and $-0- in film development costs, respectively.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)


               e. New Accounting Pronouncements

               On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

               In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

               In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

               In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

               The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

                 KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               g. Concentration of Credit Risk and Major Customers

               The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2005, none of the Company's accounts receivable was from foreign distributors.

               During the 2005 fiscal year, the Company generated revenue on sales to major customers individually exceeding 10 percent of total revenues as follows:

                       Customer A                       $  62,834
                       Customer B                       $  46,932
                       Customer C                       $  81,818

               h. Cash Concentration

               The Company maintains its cash balances at financial institutions that are federally insured. However, at times these balances may exceed federally insured limits.

               i. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

               j. Restricted cash

               During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit (See Note 6). This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During 2004, the interest on the certificate of deposit accrued at rate of 0.85%. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 2 - FILM DEVELOPMENT COSTS

               Film development costs relate to projects not yet in production. At April 30, 2005 these costs totaled $53,055, net of an allowance of $34,000.

               During the year ended April 30, 2005, the Company capitalized $1,392 in film development costs.

               The script for one of the projects currently under development was acquired from a current officer and director of the Company.

     NOTE 3 - COMMON STOCK

               On January 16, 2005, the Company issued an aggregate of 1,600,000 shares of its previously unissued restricted common stock to various parties in order to reduce the Company's outstanding debt. The shares were valued at $0.10 per share, representing the 90-day weighted average market value of the shares. Of the 1,600,000 shares issued, 900,000 were issued to officers and/or directors for accrued compensation.

               On February 4, 2005, the Company's Board of Directors resolved to authorize the issuance of 1,500,000 shares of its previously unissued restricted common stock to various parties for cash at $0.10 per share, resulting in total cash proceeds of $150,000. Of the 1,500,000 shares issued pursuant to this resolution, 800,000 were issued to an entity controlled by a director of the Company, and 350,000 to an officer and director of the Company.

     NOTE 4 - INCOME TAXES

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

               Net deferred tax assets consist of the following components as of April 30, 2005 and 2004:

                                                    2005            2004
                 Deferred tax assets:
                   NOL Carryover                $ 6,100,000     $ 6,015,800

                 Deferred Tax Liabilities:                -               -

                 Valuation allowance             (6,100,000)     (6,015,800)
                                                ------------    ------------
                 Net deferred tax asst          $         -     $         -
                                                ============    ============

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2005 and 2004 due to the following:

                                                    2005             2004
                 Book income (loss)             $ (198,832)     $  (106,105)
                 Meals and entertainment             4,035            1,065
                 State tax                             (40)             (39)
                 Accrued expenses                  131,800
                 Valuation allowance                63,037          105,079
                                               ------------     ------------
                                               $         -      $        -
                                               ============     ============

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 4 -INCOME TAXES (Continued)

               At April 30, 2005, the Company had net operating loss carryforwards of approximately $15,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the April 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     NOTE 5 - COMMITMENTS AND CONTINGENCIES

               Investigation of Related-Party Transactions

               On April 17, 2003, a Shareholders Committee made a formal request to the Company's Board of Directors requesting an investigation of a series of Related Party Transactions that occurred during the period of November 1998 through April 2001. The Board of Directors appointed independent legal counsel to investigate these transactions and report to both the Board of Directors and the Shareholders Committee.

               This report has since been evaluated by the Board and in consultation with the Company's corporate counsel and financial advisors. As a result of these discussions, the Company has decided not to legally pursue this matter as the legal costs are likely to exceed any damages which might be awarded by an appropriate court were the Company to file suit.

               "Kickboxer" Dispute

               On August 25, 2003, a lawsuit was filed against the Company for breach of contract concerning an option agreement related to "The Kickboxer" series of television movies originally optioned on June 6, 1997. In June 2004 the Company entered into a Settlement Agreement with the plaintiff, in which each agreed to release the other from all claims arising from the lawsuit. Additionally, the parties entered into a related Option and License Agreement, whereby the Company granted to the former plaintiff two exclusive options to use the word "Kickboxer" in the title of up to two motion pictures. Per the terms of the Agreement, the first option expired on October 31, 2005, making the second option redundant. All rights pursuant thereto have thus reverted back to the Company.

               Other Commitments and Contingencies

               In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

     NOTE 6 - LINE OF CREDIT

               On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 1). During 2004, the line of credit accrued interest at a rate of 2.85% per annum, and expired on March 1, 2005. The line of credit was renewed during the period and the expiration date extended to March 1, 2006, at a rate of 4.55% per annum.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 7 - DISCONTINUED OPERATIONS

               The Company has discontinued the operations of its subsidiary KRTR, which was formally dissolved on May 13, 2005. KRTR has been inactive and had no operations for the past two years. As of April 30, 2005 the Company has $4,000 of accrued liabilities outstanding, relating to the KRTR subsidiary.

     NOTE 8 - GOING CONCERN

               The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2005, the Company has a deficit in working capital of $478,159, has an accumulated deficit of $25,692,171, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that increasing project development efforts will eventually result in achieving profitable operations and consistent revenue streams. In addition, the Company has discontinued certain operations that historically produced negative cash flow. Further, the Company plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses. Also, the Company has sold certain distribution rights pertaining to portions of its film library (see Note 10), and the Company continues to seek opportunities to exploit its film library to generate future cash inflows and related business and marketing opportunities.

     NOTE 9 - DISTRIBUTION AGREEMENT

               On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004, and the remaining $950,000 in September, 2005. The Company will amortize this advance on a quarterly basis over the ten-year term of the Agreement.

     NOTE 10 - SUBSEQUENT EVENTS

               Option/Purchase Agreement

               On August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, applicable against the $900,000 purchase price, pertaining to the Company's rights to the movie production, All of Me.

                KINGS ROAD ENTERTAINMENT, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                             April 30, 2005 and 2004

     NOTE 10 - SUBSEQUENT EVENTS (Continued)

               The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period expiring October 11, 2006. Should New Line Cinema elect to move forward with the remake, it will be required to pay the Company an additional $810,000 (less commissions of 10.0%) within the 16-month option period. New Line has the right to extend this option period for an additional 18-month period upon payment of a further $90,000, which shall be non-applicable against the purchase price. In accordance with the agreement, the Company shall be granted an official producer credit.

               Resolution of Legal Dispute

               In April, 2004, the Company discovered that checks in an aggregate amount of $103,517, from Paramount Pictures Group ("Paramount") payable to Regal Productions ("Regal") c/o Kings Road Entertainment (earned jointly by the Company and Regal) were deposited into accounts of Kings Road Entertainment, Inc., ("KREN Florida") and Kings Road to Fame, Inc. (KRF Florida) doing business as Regal Productions, corporations controlled by Michael Berresheim and Eric Ottens, without the consent or knowledge of the Company.

               In June, 2004, the Company made a demand upon KREN Florida, KRF Florida, and Messrs. Berresheim and Ottens, to pay the Company the sum of $103,517 plus interest and attorneys fees. Messrs. Berresheim and Ottens, through counsel, denied any malfeasance, and Mr. Berresheim indicated his intention to repay these monies, and to undertake other actions, to resolve this situation.

               In August, 2004, the Company, through its legal counsel, filed suit in Florida, against Messrs. Berresheim and Ottens, KREN Florida, KRF Florida, et al, "seeking the return of money illegally obtained and converted from [the Company], an accounting and an injunction from further use of its trade name."

               In July, 2005, Defendant Berresheim filed his answer to the Company's complaint, along with affirmative defenses and counterclaims, seeking to recover approximately $500,000.

               In a hearing held on March 6, 2006, the court ordered the striking of said Defendant's affirmative defenses and counterclaims and entered a default judgment against him. Despite receiving the favorable default judgment in this matter, the Company elected to fully allow for its receivable relating to the claim against Berreshiem et al at April 30, 2005, due in part to the difficulty in collecting the judgment amount. Accordingly, the Company recognized bad debt expense in the amount of $48,896 during the year ended April 30, 2005. Management anticipates making concerted attempts to collect this judgment in the near future.

               Legal Dispute Pertaining to Alleged Employment Agreement: D. Tunnell vs. KREN

               On September 14, 2005 and subsequent to the period covered by this report, the Company was served with a complaint by Donal C. Tunnell, case number 05-007436 CACE 18, in the Circuit Court in and for Broward County, FL. This complaint is on three counts:
               Breach of Contract, Unjust Enrichment and Fraud. The Plaintiff is basing his claims on the existence and subsequent breach of an employment agreement of January 19, 2002, between the Company and the Plaintiff. This purported agreement was signed on behalf of the Company by Mr. Michael L. Berresheim, a former officer and director of the Company.

               The Company has no record of any such employment agreement in its files and disputes the authenticity of said agreement. On October 14, 2005, the Company's Florida counsel filed a motion to dismiss the complaint, which has yet to be heard by the Court. The Company believes that the claim is fraudulent and without merit.