Form 10QSB/A
period 2004-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-03
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2004
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-3587522
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

68 N. Camden Drive Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

310-278-9975
(Registrant’s telephone number, including area code)

(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  ☐Yes   ☑No

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2004 was 3,864,390 shares, all of one class of $0.001 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB/A - 2
Quarter Ended July 31, 2004

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of July 31, 2004 and April 30, 2004	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended July 31, 2004 and 2003	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2004 and 2003	F-4
Notes to Condensed Consolidated Financial Statements as of July 31, 2004	F-5 to F-10

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2004 AND APRIL 30, 2004
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2004	April 30, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,528	$21,915
Restricted cash	60,000	60,000
Accounts receivable, trade	116,560	166,906
Amounts due from related parties	0	0
Prepayments and other current assets	0	0
Total current assets	226,088	248,821

FIXED ASSETS, NET	0	0

OTHER ASSETS
Film development costs, net	69,437	69,437
Total Other Assets	69,437	69,437

TOTAL ASSETS	$295,525	$318,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,810	$165,170
Accrued expenses	270,328	247,043
Deferred revenue	62,327	67,327
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000

Total current liabilities	643,465	543,540

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 3,864,390 shares issued and outstanding at April 30, 2004 and at July 31, 2004 respectively.	38,644	38,644
Additional paid-in capital	24,932,655	24,932,655
Accumulated deficit	(25,196,581)	(25,196,581)
Net Profit (Loss) for Period	(122,658)	0
Total stockholders’ equity (deficit)	(347,940)	(225,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,525	$318,258

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended July 31,
	2004	2003
REVENUES
Feature films,	$66,194	$135,934

TOTAL REVENUE	66,194	135,934

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	188,869	106,264
Total operating expenses	188,869	106,264

INCOME (LOSS) FROM OPERATIONS	(122,675)	29,670

OTHER INCOME (EXPENSE):
Other income	0	(1,316)
Interest income	17	152
Interest expense	0	0
Total Other Income (Expense)	17	(1,164)

INCOME (LOSS) BEFORE INCOME TAXES	0	28,506

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(122,658)	$28,506

Net income (loss) per share – Basic	$(0.03)	$0.01
Net income (loss) per share – Diluted	$(0.03)	$0.01

Basic weighted average number of shares outstanding during the period	3,864,390	3,816,564
Diluted weighted average number of shares outstanding during the period	3,864,390	3,816,564

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(122,658)	$28,506
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	50,346	34,363
Prepayments and other current assets	0	0
Accounts payables	81,640	3,038
Accrued expenses	23,285	6,161
Income tax payable	0	0
Deferred revenue	(5,000)	(5,000)
Net cash (used in) provided by operating activities	27,613	67,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross additions to film development costs	0	(11,300)
Net cash used in investing activities	0	(11,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,613	55,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,915	50,679

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,528	$106,447

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
As of July 31, 2004

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its two wholly-owned subsidiaries (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s two wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive during the three months ending July 31, 2004. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2004, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2004, and the results of operations and cash flows for the three months ended July 31, 2004 have been included. The results of operations for the three months ended July 31, 2004, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

NOTE 3 – CURRENT ASSETS

a. Cash and Cash Equivalents

Cash equivalents consist of cash on hand and cash due from banks. For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions that are federally insured. However, at times, these balances could exceed federally insured limits.

b. Restricted Cash

As of July 31, 2004, restricted cash totaled $60,000, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During the three month period ending July 31, 2004, the interest on the certificate of deposit accrued at rate of 0.85% per annum. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of July 31, 2004, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at July 31, 2004, consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at July 31, 2004.

b. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and SFAS No. 142 "Goodwill and Other Intangible Assets." These statements require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell.

c. Film Development Costs

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues. Costs are amortized using the individual film forecast method set forth in FASB Statement No. 53 ("SFAS 53"), which bases the costs on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value.

At July 31, 2004, film development costs totaled $69,437, which was net after an allowance of $30,000. During the three month period ended July 31, 2004, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of July 31, 2004, the Company has deferred revenue totaling $62,327. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). During the period ending July 31, 2004, the line of credit accrued interest at a rate of 2.85% per annum. The Company’s credit line will expire on March 1, 2005 unless renewed

c. Discontinued Operations

The Company has discontinued operations of its KRTR subsidiary. KRTR has been inactive and had no operations for the past two years. As of July 31, 2004, the Company has $4,000 of accrued liabilities outstanding.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

On October 31, 2003, the Company signed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Additionally, the Company rents a 3-unit storage facility for its archives. Rent expense for the Company's office and archive storage space was $7,043 and $4,390 during the three months ending July 31, 2004, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2004, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At July 31, 2004, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters. Below are updates on those legal matters as to which there were material developments in the three months ending July 31, 2004.

Rigel USA, Inc. “Kickboxer” Dispute
In June 2004, the Company settled a breach of contract lawsuit involving the “Kickboxer" series of television movies. Under the terms of the settlement agreement, the Company and the former plaintiff, each agreed to release the other from all claims arising from the lawsuit, and the parties subsequently entered into a related Option and License Agreement, whereby the Company granted the former plaintiff two exclusive options to use the word "Kickboxer" in the title of up to two motion pictures. Per the terms of the Agreement, the first option expires October 31, 2005, and requires a payment of $90,000 to the Company in order to be exercised. The second option expires July 31, 2006, and requires a payment of $75,000 in order to be exercised.

c. Other Commitments and Contingencies

In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 7 - COMMON STOCK

At July 31, 2004, the Company had 12,000,000 authorized shares of common stock, of which 3,864,390 shares were issued and outstanding. During the three month period ended July 31, 2004, no new stock was either issued or authorized.

NOTE 8 – RECOGNITION OF REVENUES

The Company’s revenues are derived primarily from distribution agreements in the US domestic market place and are amortized during the reporting period for which the revenue is applicable. Revenues derived from purchase option agreements are amortized over the period of the option granted. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical		3-6 months
All international markets		1-10 years
Domestic home video	6 months	6-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2004, the Company has a deficit in working capital of $417,377, has an accumulated deficit of approximately $25,319,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Distribution Agreement

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

b. Equity Activity

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

c. Stock Purchase Agreement

On February 4, 2005, the Company entered into a Stock Purchase Agreement with several entities, such that the entities agreed to purchase an aggregate of 1.5 million shares of the Company's common stock at $0.10 per share. On February 8, 2005 the Company's Board of Directors approved the transaction, and on February 11, 2005, the Company received the $150,000 and the Agreement was consummated.

d. Option/Purchase Agreement

Subsequent to the period covered by this report, on August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, applicable against the $900,000 purchase price, pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period from June 16, 2005 and expiring on October 11, 2006. Should New Line Cinema elect to move forward with the remake, it will be required to pay the Company an additional $810,000 (less an agency fee commission of 10%) within the 16-month option period. New Line has the right to extend this option period for an additional 18-month period upon payment of a further $90,000, which shall be non-applicable against the purchase price. In accordance with the agreement, the Company shall be granted an official producer credit.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended July 31, 2004 and July 31, 2003, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB/A -2 and the Form 10-KSB for the fiscal year ending April 31, 2004.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", “estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Recent Developments

Subsequent to the fiscal year ended April 30, 1996, the Company has produced no new films and has derived its film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

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

Results of Operations

The Three Months Ended July 31, 2004 vs. the Three Months Ended July 31, 2003

For the quarter ended July 31, 2004, feature film revenues were $66,194 as compared to $135,934 for the quarter ended July 31, 2003. The decrease of $69,740 results primarily from decreased royalties on the Company's feature film library.

Costs and expenses increased to $188,869 for the quarter ended July 31, 2004 as compared to $106,264 during the quarter ended July 31, 2003. This increase of $82,605 is due primarily to the increase in professional expenses and officer compensation.

The Company had a net loss of $122,658 for the quarter ended July 31, 2004 as compared to net income of $28,506 for the quarter ended July 31, 2003. This decrease of $151,164 results primarily from a marked decrease in film revenues and an increase in professional fees and officer compensation.

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

For the three months ended July 31, 2004, the Company's net cash flow provided by operating activities was $27,613 compared to net cash provided by operating activities of $67,068 during the comparable period in 2003 At July 31, 2004, the Company had cash of $49,528 as compared to $106,447 at July 31, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of July 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended July 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Demands for Investigation by Shareholders Action Committee

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

Subsequent to the period covered by this report, on November 3, 2004, the Board received a preliminary report from Mr. Leonard Machtinger of Kenoff & Machtinger, LLP, its independent counsel, with respect to some of the transactions of November 1998 through April 2001, that concerned former a former President & Director. After consultation with counsel, the Company’s management decided not to pursue this matter further due primarily to the expected cost of such action vs. possible benefits.

Demand and Notice for Annual Meeting

On November 17, 2003 the Board received a Letter from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim, through his counsel, was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current, the Rigel USA, Inc. lawsuit had been resolved, and the Company had received the report back from the independent counsel pertaining to the demand of the Shareholders Action Committee.

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

On April 11, 2003, Messrs. Berresheim and Ottens also filed electronic Articles of Incorporation with the Secretary of State of Florida, to form KingsRoad to Fame, Inc. (Florida Corporation P03000043121), which Articles were processed on April 17, 2003. According to the Florida Secretary of State records, Mr. Berresheim was and is the President and a Director, and Mr. Ottens was and is the Secretary and a Director, of Kings Road to Fame, Inc. (Florida Corporation P03000043121).

On April 17, 2003, KingsRoad to Fame, Inc. (Florida Corporation P03000043121) filed an application for registration of the use of the fictitious name "Kings Road Entertainment" and "Regal Productions."

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

On March 10, 2006, after the defendant had failed to comply with two court orders, the Company’s motion for sanctions was granted and the defendant’s answer, affirmative defenses and counterclaim were stricken. An entry of default was entered against the defendant.

On April 18, 2006, the court ordered and adjudged on the plaintiff’s motion for final default judgment to recover the total sum of $332,553.57 from the defendant, as well as to provide full accounting of the Paramount funds and the defendant was also enjoined by permanent injunction to cease and desist all use of the name “Kings Road” in any capacity, as well as the name “Regal Productions”.

On March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the following parties: MBO Musikverlage, GmbH, a German limited liability company (“MBO Musikverlage”); MBO Media GmbH, a German limited liability company (“MBO Media”) and its new owner, as of March 2006, Tacitus Treuhand, Switzerland (“Tacitus”); Fabulous AG, a Nevada corporation (“Fabulous”), formerly Kings Road Entertainment Corp. (“KREC”), and prior to that Parkland AG (“Parkland”); Metropolitan Worldwide, Inc., a Nevada corporation (“Metropolitan”); Donal C. Tunnell (“Tunnell”); William E. Ottens (“Ottens”); and Lothar Michael Berresheim (“Berresheim”) individually and in his capacity as an officer, director, manager, member and/or shareholder of MBO Musikverlage, MBL Media, Tacitus, Fabulous/KREC/Parkland, KRFame, Florida and KREN Flordia, including any affiliates, subsidiaries, parents and other entities controlled, directly or indirectly by Berresheim, (collectively the “Berresheim Entities”).

The Settlement Agreement calls for Berresheim to deliver to the Company three (3) original certificate representing One Million Four Hundred Fifty-One Thousand Two Hundred Forty-Seven (1,451,247) shares of the Company’s Common Stock (“Settlement Shares”), these being all the shares held or beneficially owned by Berresheim. Further, the parties agreed to the following: the discharges and releases of Berresheim, Tunnell, Ottens, the Berrsheim Entities, and their officers, directors, managers, members, shareholders, assigns, attorneys, agents, representatives, principals, predecessors and successors in interest (collectively, the “Berresheim Parties”), from any and all claims, demands, obligations, or causes of action of whatever nature or description; Dismissal of the Fourth DCA Litigation Appeal; Dismissal of the MBO Litigation; Dismissal of the Tunnell Litigation; Dissolution of KREFame Florida and KREN Florida; Withdrawal of Fictitious Name Filing of Regal Productions; Acknowledgement and Agreement to Refrain from Use of Kings Road Name by Berresheim; Transfer and Assignments of any Rights to the Kingsroadentertainment.com Website Ownership and Content; Agreement to Refrain from Acquiring Shares of Kings Road Stock by Berresheim Entities and Berresheim; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Kings Road by Berresheim and Berresheim Entities; and Non Solicitation of Vendors, Customers or Employees of Kings Road by Berresheim.

For consideration of the above, including the surrender of the Settlement Shares, the Company will pay Mr. Berresheim Sixty Thousand Dollars ($60,000) upon the receipt of the Settlement Shares by the Company’s Stock Transfer Agent, U.S. Stock Transfer Corporation; the transfer and quitclaim from the Company to Berresheim of the rights to the script entitled “Babylon Blues;” Agreement to refrain from opposing Berresheim’s motion to vacate the KREN Litigation; Dismissal of the MBO Litigation; Agreement to Refrain from Acquiring Shares of Metropolitan; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Berresheim.

The Settlement Agreement was filed as Exhibit 10.1 to Form 8-K filed with the Commission on April 23, 2007.

Claim on the Company from MBO Media GmbH

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

Please see the above “Berresheim and Eric Ottens Matters” which discusses the settlement with MBO Media GmbH.

Shareholder Demand for Inspection of Company Records

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2004.

ITEM 5. OTHER INFORMATION

On May 15, 2004, the Company filed with the Commission a Form 8-K stating that the Company had issued a press release announcing the date of the annual meeting of the Company will be on September 15, 2004. The press release was filed as Exhibit 99.1 to the Form 8-K.

On July 15, 2004, the Company filed with the Commission a Form 8-K stating that the Company had issued a press release announcing a change in the date of the Company’s annual meeting from September 15, 2004 to July 30, 2004 in order to reconcile a conflict between the provisions of the Delaware General Corporation Law and the Company’s By-Laws.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
KINGS ROAD ENTERTAINMENT INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of President.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)
Date: June 30, 2008	By:	/s/ Philip Holmes
Philip Holmes, President