Form 10QSB/A
period 2004-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-03
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2004
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from:                 to

Commission File Number 0-14234

KINGS ROAD ENTERTAINMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-3587522
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

468 N. Camden Drive Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

310-278-9975
(Registrant’s telephone number, including area code)

(Former name, former address or former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) ☐Yes   ☑No

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2004 was 3,864,390 shares, all of one class of $0.001 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB/A - 1
Quarter Ended October 31, 2004

TABLE OF CONTENTS

		PAGE
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of
	October 31, 2004 and April 30, 2004	F-2

	Condensed Consolidated Statements of Operations and Comprehensive
	Income (Loss) for the Three Months Ended October 31, 2004
	and October 31, 2003	F-3

	Condensed Consolidated Statements of Operations and Comprehensive
	Income (Loss) for the Six Months
	Ended October 31, 2004 and October 31, 2003	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended October 31, 2004 and October 31, 2003	F-5

	Notes to Condensed Consolidated Financial Statements
	as of October 31, 2004	F-6 – F-10

Item 2.	Managements Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	15

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		20

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of October 31, 2004 and April 30, 2004	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended October 31, 2004 and 2003	F-3
Condensed Consolidated Statements of Operation And Comprehensive Income (Loss) for the six months ended October 31, 2004 and 2003	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2004 and 2003	F-5
Notes to Condensed Consolidated Financial Statements as of October 31, 2004	F-6 to F-10

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2004 AND APRIL 30, 2004
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2004	April 30, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$159,087	$21,915
Restricted cash	60,000	60,000
Accounts receivable, trade	105,957	166,906
Amounts due from related parties	0	0
Prepayments and other current assets	0	0
Total current assets	325,044	248,821

FIXED ASSETS, NET	0	0

OTHER ASSETS
Film development costs, net	69,437	69,437
Total Other Assets	69,437	69,437

TOTAL ASSETS	$394,481	$318,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,277	$165,170
Accrued expenses	299,677	247,043
Deferred revenue	280,054	67,327
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000

Total current liabilities	817,008	543,540

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 3,864,390 shares issued and outstanding at April 30, 2004 and at October 31, 2004 respectively.	38,644	38,644
Additional paid-in capital	24,932,655	24,932,655
Accumulated deficit	(25,196,581)	(25,196,581)
Net Profit (Loss) for Period	(197,245)	0
Total stockholders’ equity (deficit)	(422,527)	(225,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,481	$318,258

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
	Three months ended October 31,
	2004	2003
REVENUES
Feature films	$69,697	$81,261
TOTAL REVENUE	69,697	81,261

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	144,274	129,181
Total operating expenses	144,274	129,181

INCOME (LOSS) FROM OPERATIONS	(74,577)	(47,920)

OTHER INCOME (EXPENSE):
Other income (expense)	0	(363)
Interest income	128	118
Interest expense	(138)	0
Total Other Income (Expense)	(10)	(245)

INCOME (LOSS) BEFORE INCOME TAXES	(74,587)	(48,165)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(74,587)	(48,165)

Net income (loss) per share – Basic	$(0.02)	$(0.01)
Net income (loss) per share – Diluted	$(0.02)	$(0.01)

Basic weighted average number of shares outstanding during the period	3,864,390	3,864,390
Diluted weighted average number of shares outstanding during the period	3,864,390	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended October 31,
	2004	2003
REVENUES
Feature films	$135,891	$217,195
TOTAL REVENUE	135,891	217,195

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	333,143	235,445
Total operating expenses	333,143	235,445

INCOME (LOSS) FROM OPERATIONS	(197,252)	(18,250)

OTHER INCOME (EXPENSE):
Other income (expense)	0	(1,697)
Interest income	145	270
Interest expense	(138)	0
Total Other Income (Expense)	7	(1,409)

INCOME (LOSS) BEFORE INCOME TAXES	(197,245)	(19,659)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(197,245)	(19,659)

Net income (loss) per share – Basic	$(0.05)	$(0.01)
Net income (loss) per share – Diluted	$(0.05)	$(0.01)

Basic weighted average number of shares outstanding during the period	3,864,390	3,864,390
Diluted weighted average number of shares outstanding during the period	3,864,390	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(197,245)	$(19,659)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	60,949	62,437
Prepayments and other current assets	0	0
Accounts payables	8,107	14,345
Accrued expenses	52,634	7,132
Income tax payable	0	0
Deferred revenue	212,727	(10,000)
Net cash (used in) provided by operating activities	137,172	(54,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross additions to film development costs	0	(11,300)

Net cash used in investing activities	0	(11,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	137,172	42,955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,915	50,679

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,087	$93,634

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
As of October 31, 2004

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

The Company’s two wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive during the three month period ending October 31, 2004. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2004, and the results of operations and cash flows for the three and six month periods ended October 31, 2004 have been included. The results of operations for the three and six month periods ended October 31, 2004, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of October 31, 2004, restricted cash totaled $60,000, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During the three month period ending October 31, 2004, the interest on the certificate of deposit accrued at rate of 0.85% per annum. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of October 31, 2004, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at October 31, 2004, consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at October 31, 2004.

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

At October 31, 2004, film development costs totaled $69,437, which was net after an allowance of $30,000. During the three month period ended October 31, 2004, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of October 31, 2004, the Company has deferred revenue totaling $280,054. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). During the period ending October 31, 2004, the line of credit accrued interest at a rate of 2.85% per annum. The Company’s credit line will expire on March 1, 2005 unless renewed.

c. Discontinued Operations

The Company has discontinued operations of its KRTR subsidiary. KRTR has been inactive and had no operations for the past two years. As of October 31, 2004, the Company has $4,000 of accrued liabilities outstanding.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

In October, 2004, the Company renewed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Additionally, the Company rents a 3-unit storage facility for its archives. Rent expense for the Company's office and archive storage space was $7,043 and $4,390 during the three months ending October 31, 2004, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2004, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At October 31, 2004, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At October 31, 2004, the Company had 12,000,000 authorized shares of common stock, of which 3,864,390 shares were issued and outstanding. During the three month period ended October 31, 2004, no new stock was either issued or authorized.

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

Marketplace	Months After Initial Release	Approximate Release Period
Domestic theatrical		3-6 months
All international markets		1-10 years
Domestic home video	6 months	6-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2004, the Company has a deficit in working capital of $491,964, has an accumulated deficit of approximately $25,394,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

b. Stock Purchase Agreement

On February 4, 2005, the Company entered into a Stock Purchase Agreement with several entities, such that the entities agreed to purchase an aggregate of 1.5 million shares of the Company's common stock at $0.10 per share. On February 8, 2005 the Company's Board of Directors approved the transaction, and on February 11, 2005, the Company received the $150,000 and the Agreement was consummated.

c. Option/Purchase Agreement

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended October 31, 2004 and October 31, 2003, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB/A -1 and the Form 10-KSB for the fiscal year ending April 31, 2004.

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

Results of Operations

The Three Months Ended October 31, 2004 vs. the Three Months Ended October 31, 2003

For the quarter ended October 31, 2004, feature film revenues were $69,697 as compared to $81,261 for the quarter ended October 31, 2003. The decrease of $11,564 results primarily from decreased royalties on the Company's feature film library.

Costs and expenses amounted to $144,274 for the quarter ended October 31, 2004 as compared to $129,181 during the quarter ended October 31, 2003. This increase of $15,093 is primarily due to an increase in officers’ compensation.

The Company had a net loss of $74,587 for the quarter ended October 31, 2004 as compared to the net loss of $48,165 for the quarter ended October 31, 2003. This increase of the net loss of $26,422 results primarily from a decrease in film revenues and an increase in officers’ compensation.

The Six Months Ended October 31, 2004 vs. the Six Months Ended October 31, 2003

For the six month period ended October 31, 2004, feature film revenues were $135,891 as compared to $217,195 for the six month period ended October 31, 2003. The decrease of $81,304 results primarily from decreased royalties on the Company's feature film library.

Costs and expenses increased to $333,143 for the six months ended October 31, 2004 as compared to $235,445 during the six months ended October 31, 2003. This increase of $97,698 is due primarily to an increase in professional fees and officers’ compensation.

The Company had a net loss of $197,245 for the six month period ended October 31, 2004 as compared to net loss of $19,659 for the comparable period ended October 31, 2003. This increased net loss of $177,586 results primarily from a decrease in film revenues, coupled with increases in professional fees and officers’ compensation.

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

For the six months ended October 31, 2004, the Company's net cash flow provided by operating activities was $137,172 compared to net cash provided by operating activities of $54,255 during the comparable period in 2003. At October 31, 2004, the Company had cash of $159,087 as compared to $93,634 at October 31, 2003. The increase in cash flow for the reporting period compared to the comparable period in 2003 was primarily due to the initial payment of $250,000 pertaining to the Distribution Agreement with Lions Gate Films.

Subsequent to the date of this report, the Company received a further cash inflow of $950,000 pertaining to its Distribution Agreement with Lions Gate Films. Management believes this inflow will be instrumental in allowing the Company to implement its business plan, as well as fund existing operations and service its debt requirements.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of October 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended October 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of October 31, 2004.

ITEM 5. OTHER INFORMATION

On July 15, 2007, the Company filed with the Commission a Form 8-K stating that the Company had issued a press release announcing a change in the Company’s annual meeting date from September 15, 2004 to July 31, 2004, in order to reconcile a conflict between the provisions of the Delaware General Corporation Law and the Company’s By-Laws.

The press release was attached to the Form 8-K as Exhibit 99.1

On August 27, 2004, the Company filed with the Commission a Form 8-K stating that the Company had issued a press release announcing a change in the Company’s annual meeting date from July 31, 2004 to November 30, 2004. The record date for stockholders entitled to notice and to vote at the meeting and any postponements and adjournments thereof, was also changed to October 15, 2004.

The press release was attached to the Form 8-K as Exhibit 99.1

On October 21, 2004, the Company field with the Commission a Form 8-K stating that the Company had issued a press release announcing a further change in the Company’s annual meeting date from November 30, 2004 to a date to be determined upon completion of the Company’s Annual report. Accordingly, the Record Date for the Annual Meeting of Shareholders shall likewise be postponed from October 15, 2004 to such date as shall be determined upon completion of the Company’s Annual Report and scheduling of its Annual Meeting of Shareholders.

The press release was attached to the Form 8-K as Exhibit 99.1

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