Form 10QSB/A
period 2005-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-03
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended January 31, 2005
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange)  ☐ Yes   ☑ No

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2005 was 5,464,390 shares, all of one class of $0.001 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB/A - 1
Quarter Ended January 31, 2005

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT INC

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of January 31, 2005 and April 30, 2004	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended January 31, 2005 and 2004	F-3

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the nine months ended January 31, 2005 and 2004	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2005 and 2004	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-10

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2005 AND APRIL 30, 2004
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2005	April 30, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$78,459	$21,915
Restricted cash	60,000	60,000
Accounts receivable, trade	117,230	166,906
Amounts due from related parties	0	0
Prepayments and other current assets	0	0
Total current assets	255,689	248,821

FIXED ASSETS, NET	0	0

OTHER ASSETS
Film development costs, net	69,437	69,437
Total Other Assets	69,437	69,437

TOTAL ASSETS	$325,126	$318,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,722	$165,170
Accrued expenses	227,378	247,043
Deferred revenue	247,781	67,327
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000

Total current liabilities	731,881	543,540

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 5,464,390 shares issued and outstanding at January 31, 2005 and 3,864,390 at April 30, 2004 respectively.	54,644	38,644
Additional paid-in capital	25,076,655	24,932,655
Accumulated deficit	(25,196,581)	(25,196,581)
Net Profit (Loss) for Period	(341,473)	0
Total stockholders’ equity (deficit)	(406,755)	(225,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,126	$318,258

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31,
	2005	2004
REVENUES
Feature films	$65,532	$100,106

TOTAL REVENUE	65,532	100,106

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	209,764	179,195
Total operating expenses	209,764	179,195

INCOME (LOSS) FROM OPERATIONS	(144,232)	(79,089)

OTHER INCOME (EXPENSE):
Other income (expense)	0	(1,303)
Interest income	248	168
Interest expense	(244)	0
Total Other Income (Expense)	4	(1,135)

INCOME (LOSS) BEFORE INCOME TAXES	(144,228)	(80,224)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(144,228)	(80,224)

Net income (loss) per share – Basic	$(0.03)	$(0.02)
Net income (loss) per share – Diluted	$(0.03)	$(0.02)

Basic weighted average number of shares outstanding during the period	3,951,347	3,864,390
Diluted weighted average number of shares outstanding during the period	3,951,347	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended January 31,
	2005	2004
REVENUES
Feature films	$201,423	$317,301
TOTAL REVENUE	201,423	317,301

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	542,907	414,640
Total operating expenses	542,907	414,640

INCOME (LOSS) FROM OPERATIONS	(341,484)	(97,339)

OTHER INCOME (EXPENSE):
Other income (expense)	0	(2,982)
Interest income	393	438
Interest expense	(382)	0
Total Other Income (Expense)	11	(99,883)

INCOME (LOSS) BEFORE INCOME TAXES	(341,473)	(99,883)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(341,473)	(99,883)

Net income (loss) per share – Basic	$(0.06)	$(0.03)
Net income (loss) per share – Diluted	$(0.06)	$(0.03)

Basic weighted average number of shares outstanding during the period	3,951,347	3,864,390
Diluted weighted average number of shares outstanding during the period	3,951,347	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(341,473)	$(99,883)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to executives, non-cash	80,000	0
Common stock issued for services, non-cash	80,000	0
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	49,676	154,291
Prepayments and other current assets	0	(2,222)
Accounts payables	27,552	(3,852)
Accrued expenses	(19,665)	10,690
Income tax payable	0	0
Deferred revenue	180,454	(15,000)
Net cash (used in) provided by operating activities	56,544	44,024

CASH FLOWS FROM INVESTING ACTVITIES:
Gross additions to film development costs	0	(22,092)

Net cash used in investing activities	0	(22,092)

NET CHANGE IN CASH AND CASH EQUIVALENTS	56,544	21,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,915	50,679

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,459	$72,611

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
As of January 31, 2005

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

The Company’s two wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive at January 31, 2005. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2005, and the results of operations and cash flows for the three and nine month periods ended January 31, 2005 have been included. The results of operations for the three and nine month periods ended January 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

c. Newly Issued Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We intend to adopt SFAS 148, however, we do not believe that the adoption of SFAS 148 will materially affect the financial statements.

d. Use of Estimates

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

b. Restricted Cash

As of January 31, 2005, restricted cash totaled $60,000, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During the three month period ending January 31, 2005, the interest on the certificate of deposit accrued at rate of 0.85% per annum. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of January 31, 2005, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at January 31, 2005, consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at January 31, 2005.

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

At January 31, 2005, film development costs totaled $69,437, which was net after an allowance of $30,000. During the three month period ended January 31, 2005, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of January 31, 2005, the Company has deferred revenue totaling $247,781. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). During the period ending January 31, 2005, the line of credit accrued interest at a rate of 2.85% per annum. The Company’s credit line will expire on March 1, 2005 unless renewed

c. Discontinued Operations

The Company has discontinued operations of its KRTR subsidiary. KRTR has been inactive and had no operations for the past two years. As of January 31, 2005, the Company has $4,000 of accrued liabilities outstanding.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

In October, 2004, the Company renewed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Additionally, the Company rents a 3-unit storage facility for its archives. Rent expense for the Company's office and archive storage space was $7,043 and $4,390 during the three months ending January 31, 2005.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2004, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At January 31, 2005, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At January 31, 2005, the Company had 12,000,000 authorized shares of common stock, of which 5,464,390 shares were issued and outstanding. On January 16, 2005, the Company's Board of Directors resolved to issue an aggregate of 1,600,000 shares of its previously unissued common stock to various parties in order to reduce the Company's total debt. The common shares issued were valued at $0.10 per share, representing the 90-day weighted-average value of the shares. Of the 1,600,000 shares issued, a total of 500,000 were issued to service providers, 200,000 to a private contractor, 100,000 to a director as consideration for past services, and 800,000 to Company officers for deferred salaries.

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

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2005, the Company has a deficit in working capital of $476,607, has an accumulated deficit of approximately $25,538,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

b. Option/Purchase Agreement

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended January 31, 2005 and January 31, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB/A -1 and the Form 10-KSB for the fiscal year ending April 31, 2004.

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

Results of Operations

The Three Months Ended January 31, 2005 vs. the Three Months Ended January 31, 2004

For the quarter ended January 31, 2005, feature film revenues were $65,532 as compared to $100,106 for the quarter ended January 31, 2004. The decrease of $34,574 results primarily from decreased royalties on the Company's feature film library.

Costs and expenses increased to $209,764 for the quarter ended January 31, 2005 as compared to $179,195 during the quarter ended January 31, 2004. This increase of $30,569 is due primarily to an increase in professional expenses.

The Company had a net loss of $144,232 for the quarter ended January 31, 2005 as compared to net loss of $79,089 for the quarter ended January 31, 2004. This increase of net loss of $65,143 results primarily from a decrease in film revenues, and an increase in professional fees.

The Nine Months Ended January 31, 2005 vs. the Nine Months Ended January 31, 2004

For the nine month period ended January 31, 2005, feature film revenues were $201,423 as compared to $317,301 for the nine month period ended January 31, 2004. The decrease of $115,878 results primarily from decreased royalties on the Company's feature film library.

Costs and expenses increased to $542,907 for the nine months ended January 31, 2005 as compared to $414,640 during the nine months ended January 31, 2004. This increase of $128,267 is due primarily to an increase in professional expenses and officer compensation.

The Company had a net loss of $341,473 for the nine month period ended January 31, 2005 as compared to net loss of $99,883 for the comparable period ended January 31, 2004. This increased net loss of $241,590 results primarily from a decrease in film revenues, coupled with increases in professional fees and officer compensation.

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

For the nine months ended January 31, 2005, the Company's net cash flow provided by operating activities was $56,544 compared to net cash provided by operating activities of $44,042 during the comparable period in 2004. At January 31, 2005, the Company had cash of $78,459 as compared to $72,611 at January 31, 2004.

Subsequent to the date of this report in February 2005, the Company received a cash inflow of $150,000 from the sale of 1,500,000 shares of the Company’s common stock. Furthermore, the Company received $950,000 in September 2005 pertaining to its Distribution Agreement with Lions Gate Films. Management believes these inflows will be instrumental in allowing the Company to implement its business plan, as well as fund existing operations and service its debt requirements.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of January 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended January 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of January 31, 2004.

ITEM 5. OTHER INFORMATION

None.

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