Form 10KSB/A
period 2005-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-14
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-14234

KINGS ROAD ENTERTAINMENT, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	95-3587522
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

468 N. Camden Drive
Beverly Hills, California 90210
(Address of principal executive offices)

310-278-9975
(Issuer's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.01 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year $270,494.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 1st 2005 (4,598,440 shares) was approximately $620,789 using the closing price per share of $0.135, as reported on the Pink Sheets as of such date.

The number of shares of registrant's common stock outstanding as of April 30, 2005 was 6,957,740. As of May 29, 2008, the number of shares of registrant’s common stock outstanding was 10,756,493.

Kings Road Entertainment, Inc.

Annual Report on Form 10-KSB/A
For the Year Ended April 30, 2005

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, as amended, contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I.

ITEM 1. Description of Business

Overview

Kings Road Entertainment, Inc., and its two wholly owned subsidiaries (collectively "Company" or "Registrant"), have been engaged primarily in the development, financing and production of feature films for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). The Company released its first motion picture in 1984, All of Me, starring Steve Martin. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s two wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive for the years ending April 30, 2005 and 2004.

History

Kings Road Entertainment, Inc. was founded by Stephen J. Friedman, an entertainment industry lawyer, who became one of Hollywood’s most successful independent film producers in the 1970’s. Prior to forming King’s Road Entertainment, Mr. Friedman was the producer of The Last Picture Show, which received a Best Picture, Academy Award nomination in 1971. The Company was incorporated in 1980, began active operations in January 1983 and released its first feature film in 1984. Mr. Friedman served as Chairman of the Company until his passing in 1996.

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2005, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

Title	Principal Cast	Release Date
All of Me	Steve Martin, Lily Tomlin	September 1984
Creator	Peter O’Toole, Mariel Hemingway	September 1985
Enemy Mine	Dennis Quaid, Louis Gossett, Jr.	December 1985
The Best of Times	Robin Williams, Kurt Russell	January 1986
Touch & Go	Michael Keaton, Maria Conchita Alonso	August 1986
Morgan Stewart’s Coming Home	Jon Cryer, Lynn Redgrave	February 1987
The Big Easy	Dennis Quaid, Ellen Barkin	August 1987
In the Mood	Patrick Dempsey, Beverly D’Angelo	September 1987
Rent-A-Cop	Burt Reynolds, Liza Minelli	January 1988
The Night Before	Keanu Reeves, Lori Louglin	March 1988
My Best Friend is a Vampire	Robert Sean Leonard, Cheryl Pollack	May 1988
Jacknife	Robert DeNiro, Ed Harris	March 1989
Time Flies When You’re Alive	Paul Linke	July 1989
Kickboxer	Jean Claude Van Damme	August 1989
Homer & Eddie	Woopi Goldberg, James Belushi	December 1989
Blood of Heroes	Rutger Hauer, Joan Chen	February 1990
Kickboxer II	Sasha Mitchell, Peter Boyle	June 1991
Kickboxer III	Sasha Mitchell	June 1992
Paydirt	Jeff Daniels, Catherine O’Hara	August 1992
Knights	Kris Kristofferson, Kathy Long	November 1993
Brainsmasher	Andrew Dice Clay, Teri Hatcher	November 1993
Kickboxer IV	Sasha Mitchell	July 1994
The Stranger	Kathy Long	March 1995
The Redemption	Mark DaCascos	August 1995
The Haunted Heart	Dianne Ladd, Olympia Dukakis	January 1996

The Company also has profit participation in the following theatrical film releases:

•	SLAP SHOT (1977). Starring Paul Newman and Michael Ontkean. Directed by George Roy Hill (director for "Butch Cassidy and the Sundance Kid").

•	FAST BREAK (1979). Starring Gabe Kaplan

•	LITTLE DARLINGS (1980). Starring Tatum O'Neal, Kristy McNichol and Matt Dillon

•	TICKER (2001) Starring Steven Seagal, Tom Sizemore, Dennis Hopper.

The Company’s existing film library is the Company's most valuable assets. The majority of the Company’s current revenues are derived from licensing movie rights to the Home video/DVD market, and the free and pay television markets. The Company has not produced any of its own films since 1996. Over the years, the Company has engaged in a number of activities which were not part of its original core business.

KRTR Inc.

On August 10, 2000, the Company incorporated the wholly owned subsidiary KRTR, Inc., a New York Corporation, for the purpose of theatre production. KRTR’s first and only Off-Broadway production "End of the World Party” opened November 9, 2000, and closed on February 25, 2001. In 2001, all operations pertaining to KRTR were classified as discontinued and were segregated from the Company's viable operations.

On December 22, 2003, the Board resolved to dissolve KRTR. On April 20, 2005, the New York State Department of Taxation and Finance gave consent to the dissolution of the Corporation, and a certificate of dissolution was filed with the State of New York, Department of State. As of April 30, 2005, the Company had $4,000 of accrued liabilities relating to its discontinued operations.

Ticker, Inc.
The Company’s wholly-owned subsidiary, Ticker, Inc. has been inactive for the years ending April 30, 2005 and 2004.

The Motion Picture Industry

Overview Revenues at domestic theaters grew approximately 5.4%, to approximately $9.6 billion in 2007, from approximately $9.2 billion in 2006, according to the Motion Picture Association’s U.S. Theatrical Market: 2007 Statistics, the domestic motion picture industry has grown in both revenues and attendance over the past ten years. In 2007, U.S. theater admissions were approximately 1.4 billion.

Competition.  The motion picture industry is highly competitive. The Company faces intense competition from major motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for feature film projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with feature films produced by the Company. Major studios, such as NBC Universal, Paramount Pictures, Sony Pictures Entertainment Inc., Twentieth Century Fox Film Corporation, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment Inc., have historically dominated the motion picture industry. The “major studios” have recently encountered significant competition from smaller studios such as DreamWorks Animation SKG Lions Gate Films and Metro-Goldwyn-Mayer Studios, Inc. additionally, smaller and “independent” production companies have gained market share and industry acceptance. Presently, the Company is a relatively small entity that will compete with many companies that are larger and significantly better capitalized.

Product Life Cycle.  A motion pictures, generally, begins with a theatrical release, before being available on home video, cable, pay television or syndicated or free television channels. Many motion pictures never achieve a theatrical release and some never become available to the home video/dvd market. After an initial release to theaters, movie producers often seek to release their films in exclusive windows in the home video, cable/pay television or syndicated/free television markets (collectively “secondary markets”). The longevity and success of a film property is usually a function of its initial success in theaters, but such licensing revenues generally decline over time. The value of older films can be enhanced through the production of prequels, sequels, and remakes.

Development

Development activities are a fundamental building block to the Company’s future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes are among the Company’s most valuable assets.

Marketing Strategy

The Company licenses rights to movies in its film library to the Home video/DVD market, and both the free and pay television markets. Additionally, the Company seeks to enhance and protect the value of our film library through the sale of option and rights for the production and distribution of prequels, sequels, and remakes.

Financing Strategy

The Company's previous financing strategy has consisted of fully financing its films by obtaining advances and guarantees from the licensing of distribution rights in those pictures and other investments from third parties. Once fully financed, the Company can then earn fees for its development and production services, in addition to generating contingent compensation based on the success of a film. The Company may also finance a portion of the cost of a film using internally generated funds or debt financing.

Production Strategy

Once a project is fully financed, the Company attempts to produce a picture at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small staff, renting production facilities, and engaging production crews only as required. The Company has historically produced pictures with production costs ranging from $1,000,000 to $10,000,000. The Company’s record of remaining within budgeted cost is excellent. Although the Company’s past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

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

Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors who, in turn sell videocassettes to video retailers that rent or sell videocassettes to consumers. Pay and Free Television - Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies who in turn sell packages of films to television stations and basic cable services.

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

Patents Trademarks and Other Intellectual Property

The Company owns distribution rights in all North American territories (US & Canada) to all media in regards to 14 completed motion pictures, and retains ownership to all world rights in all media to one motion picture (Knights). In most cases, the Company owns all remake, prequel, sequel and TV film and series rights to all motion picture properties. Additionally, the Company has legal ownership of certain intellectual properties in the form of 10 screenplays and the corresponding underlying rights in all but one case.

Website Access to our SEC Reports

Our Internet website address is www.kingsroadentertainment.net. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-KSB; our Quarterly Reports on Form 10-QSB; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings will also be made available through our Internet website at the earliest practical opportunity. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

You may also obtain copies of our reports without charge by writing to:

Kings Road Entertainment, Inc.
Attn: Investor Relations
468 N. Camden Drive
Beverly Hills, California 90210

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contacted at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

RISK FACTORS

The following risks and other information in this Form 10-K should be studied carefully prior to making an investment decision in our common stock. The following risks and uncertainties could materially negatively affect our business, results of operations and financial condition. The risks described below are not the only ones facing the Company. Additional risks that we may not presently be aware of or that we currently believe are immaterial may also have a negative impact on our business operations.

We have had losses, and we cannot assure future profitability.

We have reported losses for the fiscal years ending April 30, 2005 and 2004. Our accumulated deficit exceeded $25 million at April 30, 2005. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital.  The development, production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions or other subsidies to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from working capital, distribution advances or from other financing sources. Although we intend to continue to reduce the risks of our working capital exposure through financial contributions from broadcasters and distributors, tax shelters, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the development, production, acquisition, completion and release of future motion pictures. Failure to generate revenues from new titles or other sources will increase the Company’s dependence on its existing library income. We cannot assure you that this income will be sufficient to provide working capital to cover the overhead expenses of the Company. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.  The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of motion picture production. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns may adversely affect our business.  Our business model requires that we be efficient in the production of our motion pictures. Actual motion picture production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures is subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

Additionally, if a motion picture incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

 Our revenues and results of operations may fluctuate significantly.

Revenues and results of operations are difficult to predict and depend on a variety of factors.  Our revenues and results of operations depend significantly upon the commercial success of the motion pictures that are in distribution by third parties. Income from distribution agreements cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period or periods may not be indicative of the results for any future period or periods. As a result, we may not be able to achieve our internal production targets or any publicly projected earnings targets.

In addition, our activities may be negatively impacted by the success of other film or TV productions, their release timing, creative content or attached creative personnel or other factors beyond our immediate control. These factors may affect the projected commercial success of our own productions and have a material adverse effect on our business, results of operations and financial condition.

We rely on a few major distributors for a material portion of our business and the loss of any of those distributors could reduce our revenues and operating results.  A material part of our revenue is derived from distribution contracts with a few distribution companies. These revenues are reliant on the distributor remaining in business and continuing to promote the Company’s titles that are represented in the respective agreements. If any of these distributors’ revenues significantly reduce or otherwise face financial difficulties, it could have a material adverse effect on our business, results of operations and financial condition.

Our revenues and results of operations are vulnerable to currency fluctuations.  We report our revenues and results of operations in U.S. dollars, but a portion of our revenues is earned outside of the U.S. Our principal currency exposure is currently limited, since the international rights to the majority of titles in our library were sold in 1996 and income from outside the USA is limited to certain individual titles and territories. However, we cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins and fluctuations could have a material adverse effect on our business, results of operations and financial condition. From time to time, we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

Accounting practices used in our industry may accentuate fluctuations in operating results.  In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. We amortize film costs in accordance with U.S. generally accepted accounting principles and industry practice. These accounting methods may be changed from time to time due to legislative change or change in applicable circumstances. This may result in a change in the rate of amortization and/or a write-down of the film or related asset to its estimated fair value. Results of operations in future years depend upon our amortization of our film and related costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual picture.

Failure to manage future growth may adversely affect our business.

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures.  From time to time, we engage in discussions and activities with respect to possible acquisitions, business combinations, or joint ventures intended to complement or expand our business. We may not realize the anticipated benefit from any of the transactions we pursue. Irrespective of whether we consummate any such considered transaction, the negotiation of a potential transaction (including associated litigation and proxy contests), as well as the integration of the acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to integrate any business that we acquire or have acquired or with which we combine or have combined.  Integrating any business that we acquire or have acquired or with which we combine or have combined is distracting to our management and disruptive to our business and may result in significant costs to us. We could face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on our business, results of operations and financial condition. We may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after the significant acquisition.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.  There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence investigation. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to obtain additional funding to meet our requirements.  Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of motion pictures and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

A significant portion of our filmed content library revenues comes from a small number of titles.

We depend on a limited number of titles for the majority of the revenues generated by our filmed content library. In addition, some of the titles in our library are not presently distributed or actively promoted and generate no revenue. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations and financial condition.

We are limited in our ability to exploit a portion of our filmed content library.

Our rights to the titles in our film library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms and that any failure to renew titles generating a significant portion of our revenue would not have a material adverse effect on our business, results of operations or financial condition.

Our success depends on external factors in the motion picture and entertainment industry.

Our success depends on the commercial success of motion pictures which is unpredictable.  Operating in the motion picture or entertainment industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings or that our motion pictures will perform well at the box office or in ancillary markets or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business.  A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

Licensed distributors’ failure to promote our programs may adversely affect our business.  Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures, and any related products are important in determining the success of these titles and products. We do not control the timing and manner in which our licensed distributors distribute our titles. Any decision by those distributors not to distribute or promote one of our titles or to promote our competitors’ motion pictures or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by strikes or other union job actions.  We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the development or production of motion pictures could delay or halt our ongoing development or production activities. Work stoppages by members of a Guild or union in the future may, depending on the length of time, cause a delay or interruption in our development or production of new motion pictures which could have a material adverse effect on our business, results of operations and financial condition.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors.  As an independent producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market.  The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Moreover, we cannot guarantee that we can release all of our films when they are scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only ten to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general and the motion picture and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

We face risks from doing business internationally.

We develop motion picture material with a view to take advantage of international subsidies and other international financing opportunities. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include; laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; changes in local regulatory requirements, including restrictions on content; differing cultural tastes and attitudes; copyright law and intellectual property protection; financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; the instability of foreign economies and governments; fluctuating foreign exchange rates; health and environmental risks; and war and acts of terrorism. Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

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

Others may assert intellectual property infringement claims against us.

One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We are likely to receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a distributor of media content, we may face potential liability for:

•	defamation;

•	invasion of privacy;

•	negligence;

•	copyright or trademark infringement (as discussed above); and

•	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Piracy of motion pictures, including digital and internet piracy may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products reduce the revenue we received from the distribution of our own products.

In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, where the prevailing legal systems may make it difficult for us to enforce our intellectual property rights. As a result, we may lose revenue as a result of motion picture piracy.

Our success depends on certain key employees.

Our success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. Our inability to provide competitive employment terms and conditions may materially affect our ability to retain the services of key employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute quality entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

To be successful, we need to attract and retain qualified personnel.

Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce our motion pictures continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on our business, results of operations and financial condition.

If we are delisted from the Pink Sheets or fail to achieve and maintain full trading status in the future, it may affect our fund-raising capabilities.

Fund raising activities are heavily dependent on our common stock being tradable and the Company wishes to achieve an over the counter listing on the Bulletin Board (OTCBB) to facilitate fund raising activities. However, the administrative and ongoing expenditure requirements to achieve and maintain such a listing require continuous funding at a level much higher than a private company. We cannot assure you that we will be able to attract or maintain funding or generate revenues at a level sufficient to maintain a publicly trading status. This would also have a serious negative impact on the Company’s ability to achieve its operating targets and severely limit the possibilities regarding sale or disposal of share ownership in the Company.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our common shares may be influenced by many factors, some of which are beyond our control, including, but not limited to, changes in financial estimates by analysts, announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments, variations in quarterly operating results, general economic conditions, terrorist acts, future sales of our common shares and investor perception of us and the filmmaking industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner; we will be unable to assert that such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 2. Description of Properties

Our principal executive offices are located at 468 N. Camden Drive, Beverly Hills, California 90210. In October, 2004, the Company renewed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Additionally, the Company rents a 3-unit storage facility for its archives. Rent expense for the Company's office and archive storage space was $28,172 and $17,560 during the year ending April 30, 2005. The Company does not own or intend to acquire production facilities and will rent any such facilities as needed on a film-by-film basis. The Company has not experienced any difficulty to date in obtaining such facilities. We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

ITEM 3. Legal Proceedings

Rigel USA, Inc. “Kickboxer” Dispute

In June 2004, the Company settled a breach of contract lawsuit involving the “Kickboxer" series of television movies. Under the terms of the settlement agreement, the Company and the former plaintiff, each agreed to release the other from all claims arising from the lawsuit, and the parties subsequently entered into a related Option and License Agreement, whereby the Company granted the former plaintiff two exclusive options to use the word "Kickboxer" in the title of up to two motion pictures. Per the terms of the Agreement, the first option expires October 31, 2005, and requires a payment of $90,000 to the Company in order to be exercised. The second option expires July 31, 2006, and requires a payment of $75,000 in order to be exercised. Subsequent to this report, both option periods have expired without their respective options being exercised. Related rights have therefore reverted back to the Company.

Demand for Investigation by Shareholders Action Committee

On April 17, 2003, the Company received a formal request by a Shareholders Action Committee for the Board to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report to the Board.

On November 3, 2004, the Board received a report from the independent counsel. This report has since been evaluated by the Board, the Company's corporate counsel and its financial advisors. As a result of these discussions, the Company has decided not to legally pursue this matter as the legal costs are likely to exceed any collectable damages which might be awarded by an appropriate court if the Company were to file suit and get a favorable judgment.

Demand and Notice For Annual Meeting

On November 17, 2003 the Board received a Letter from counsel for Kings Road Enterprises Corp. (formerly Parkland AG) of which Mr. Michael Berresheim a former officer and director of the Company, is the principal shareholder, the President and a director. In this letter, Kings Road Enterprises Corp., the holder of 1,507,247 shares of common stock of the Company, claims that the Board has failed to comply with SEC filing regulations and announced his intention of calling a Special Shareholders Meeting in order to replace the Board of Directors. Mr. Berresheim, through his counsel, was advised that the Board was working with the Company's auditors in order to complete any delinquent reports and intended on holding an annual meeting of the Shareholders as soon as practical after the Company's period reports were current, the Rigel USA, “Kickboxer” Inc. lawsuit had been resolved, and the Company had received the report back from the independent counsel pertaining to the demand of the Shareholders Action Committee.

On May 12, 2004 and in accordance with the Board Resolution of May 10, 2004, the Company issued a press release and filed a Form 8-K, announcing that the Annual Meeting of the Shareholders shall be held on September 15, 2004, at such time and place to be determined by the Board prior to the filing of the Proxy Statement. The Board further resolved to set the Record Date at the close of business of July 15, 2004. The Board further resolved that any proposal of shareholders to be included in the Proxy Statement for the Annual Meeting must be received by the Corporation no later than June 15, 2004, along with all information required to be provided by such proposing shareholder in accordance with the By-laws of the Corporation, the Delaware General Corporation Law and Regulation 14A of the SEC Act of 1934. The Board further resolved to appoint HJ & Associates, LLC, as the Company's auditors for the fiscal years ending April 30, 2004 and 2005.

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

Claim Against Michael Berresheim, Eric Ottens, et al.

On September 9, 2004, the Company filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against Mr. Michael Berresheim, a former officer and director of the Company, Mr. Eric Ottens, and two company’s under the control of Messrs Berresheim and Ottens (Kings Road Entertainment, Inc., a Florida Corporation and Kings Road to Fame, Inc.). The suit filed by the Company, was seeking the return of money illegally obtained and converted from the Company, an accounting, and an injunction from further use of its trade name.

Subsequent to this report, on April 18, 2006, the Court entered a final default judgment in favor of the Company, awarded damages in the amount of $332,534 and entered a permanent injunction requiring Berresheim to cease and desist all use of the name Kings Road in any capacity. The Court also issued a Writ of Execution on July 13, 2006, and the Defendant filed an appellate brief to appeal the judgment on October 25, 2006. On March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Lawsuits and Entry into a Material Definitive Agreement“).

Claim on the Company from MBO Media GmbH

On March 29, 2005, the Company received a communication from an attorney- representing MBO Media GmbH and its managing director Mr. Michael Berresheim (former director and officer of the Company) demanding the Company's repayment of leasing costs of 179,884 Euro for the video and film editing suite Avid Symphony V 2.0 as allegedly paid by her client MBO Media GmbH (formerly MBO Musikverlags GmbH). The Company has no record of any such claim, invoice, or corresponding leasing/repayment agreement between the parties in its files and has passed this correspondence on to its counsel, who repudiated this claim on April 4, 2005. Subsequent to this report, this claim was included in the counterclaims filed by defendant Berresheim with his affirmative defenses filed on July 26, 2005 (see above Claim against Michael Berresheim, Eric Ottens, et al.). On March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Lawsuits and Entry into a Material Definitive Agreement“).

Shareholder Demand for Inspection of Company Records

On March 30, 2005 the Company received a letter dated March 22, 2005 an attorney representing Kings Road Enterprises Corp. (formerly Parkland AG, an entity controlled by a former Director and Officer of the Company), seeking to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Delaware General Corporation Law , which states that the purpose of the demand and the inspection is (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value..The Company's counsel has complied with this demand.

Subsequent to this report, on March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Lawsuits and Entry into a Material Definitive Agreement-“).

Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement

Subsequent to the period covered by this report, on March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the following parties: MBO Musikverlags GmbH, a German limited liability company (“MBO Musikverlag”); MBO Media GmbH, a German limited liability company (“MBO Media”) and its new owner, as of March 2006, Tacitus Treuhand, Switzerland (“Tacitus”); Fabulous AG, a Nevada corporation (“Fabulous”), formerly Kings Road Entertainment Corp. (“KREC”), and prior to that Parkland AG (“Parkland”); Metropolitan Worldwide, Inc., a Nevada corporation (“Metropolitan”); Donal C. Tunnell (“Tunnell”); William E. Ottens (“Ottens”); and Lothar Michael Berresheim (“Berresheim”) individually and in his capacity as an officer, director, manager, member and/or shareholder of MBO Musikverlag, MBO Media, Tacitus, Fabulous/KREC/Parkland, KRFame, Florida and KREN Florida, including any affiliates, subsidiaries, parents and other entities controlled, directly or indirectly by Berresheim, (collectively the “Berresheim Entities”). A Settlement and Mutual Release was also concluded with Ms. Beate C. Mueller.

The Settlement Agreement calls for Berresheim to deliver to the Company three (3) original certificate representing One Million Four Hundred Fifty-One Thousand Two Hundred Forty-Seven (1,451,247) shares of the Company’s Common Stock (“Settlement Shares”), these being all the shares held or beneficially owned by Berresheim. Further, the parties agreed to the following: discharges and releases of Berresheim, Tunnell, Ottens, the Berrsheim Entities, and their officers, directors, managers, members, shareholders, assigns, attorneys, agents, representatives, principals, predecessors and successors in interest (collectively, the “Berresheim Parties”), from any and all claims, demands, obligations, or causes of action of whatever nature or description; Dismissal of the Fourth DCA Litigation Appeal; Dismissal of the MBO Litigation; Dismissal of the Tunnell Litigation; Dissolution of KRFame Florida and KREN Florida; Withdrawal of Fictitious Name Filing of Regal Productions; Acknowledgement and Agreement to Refrain from Use of Kings Road Name by Berresheim; Transfer and Assignments of any Rights to the Kingsroadentertainment.com Website Ownership and Content; Agreement to Refrain from Acquiring Shares of Kings Road Stock by Berresheim Entities and Berresheim; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Kings Road by Berresheim and Berresheim Entities; and Non-Solicitation of Vendors, Customers or Employees of Kings Road by Berresheim. For consideration of the above, including the surrender of the Settlement Shares, the Company will pay Mr. Berresheim Sixty Thousand Dollars ($60,000) upon the receipt of the Settlement Shares by the Company’s Stock Transfer Agent, U.S. Stock Transfer Corporation; the transfer and quitclaim from the Company to Berresheim of the rights to the script entitled “Babylon Blues;” Agreement to refrain from opposing Berresheim’s motion to vacate the KREN Litigation; Dismissal of the MBO Litigation; Agreement to Refrain from Acquiring Shares of Metropolitan; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Berresheim.

The foregoing event was reported in an 8-K filed on April 23, 2007

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote by security holders.

PART II.

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the Pink Sheets under the symbol: "KREN.PK." In October 1999, the Company’s Common Stock was de-listed from the NASDAQ Small Cap Market because the Company failed to meet certain minimum listing maintenance requirements set by NASDAQ and on September 17, 2002, the Company was de-listed from the Over-the-Counter Bulletin Board for failing to meet its eligibility requirements.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2005
First Quarter	$0.08	$0.05
Second Quarter	$0.12	$0.06
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.15	$0.10

Fiscal 2004
First Quarter	$0.05	$0.02
Second Quarter	$0.08	$0.03
Third Quarter	$0.10	$0.08
Fourth Quarter	$0.08	$0.04

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and shareholders and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Holders

As of April 1, 2008, the Company had approximately 425 stockholders of record

Recent Sales of Unregistered Securities

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

On January 16, 2005, the Company authorized the issuance of 300,000 restricted shares of Common Stock to Mr. John Burnley, in exchange for services billed to the Company in the amount of $30,000 by Endeavor Broadcast Services. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 16, 2005, the Company authorized the issuance of 200,000 restricted shares of Common Stock to Deborah Nugent, in exchange for services rendered to the Company in the amount of $20,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to Geraldine Blecker,an affiliate of the Company, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 16, 2005, the Company authorized the issuance of 400,000 restricted shares of Common Stock to H. Martin DeFrank,an affiliate of the Company, in exchange for services rendered to the Company in the amount of $40,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 16, 2005, the Company authorized the issuance of 100,000 restricted shares of Common Stock to Philip M. Holmes,an affiliate of the Company- in exchange for services rendered to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

The Company has not produced any new feature films since April 30, 1996. Subsequent to 1996, the Company has derived its revenues almost exclusively from the exploitation of feature films that the Company produced prior to 1996. In recent periods, the Company has focused on enhancing and protecting the value of the film library; by marketing options and rights for the production and distribution of prequels, sequels, and remakes of movies within its film library. The Company expects to increase its expenditures on development activities, including the purchase of books and screenplays, in order to obtain the types of projects that will attract third party financing and subsequently achieve commercial success. (See "Item 1-Description of Business").

Revenues are generated through distribution contracts with domestic and international film distributors specializing in different media. The Company's revenues from the feature films it produces are typically spread over a number of years. Following completion of a feature film the Company attempts to generate revenues from theatrical distributors as soon as possible. However, the Company’s most recently produced films were lower budget films that often do not have a theatrical release and go straight to home video. Revenues from home video are initially recognized when a film becomes available for release on videocassette, typically six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues generated from pay and free television are similarly recognized when a film becomes available for distribution in those media, typically six to twenty-four months after the initial release. Some distribution contracts license more than one medium, a "multiple rights license." In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996, and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number of films distributed as well as the success of the release of films that become available in the various media during that fiscal year.

Although the Company has not produced any films since 1996, the Company believes its present development activities, which may include the sale of certain projects to non-affiliated companies, as was the case with respect to the sale of "Ticker" during the year ended April 30, 2001, will achieve commercial success, while limiting the Company's front end exposure.

The Company has amortized the costs incurred in producing each feature film in accordance with the applicable Financial Accounting Standards Board Statements. The Company previously amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53 ("FASB 53"), which provided that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management periodically reviews film development estimates on a film-by-film basis, and when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the year ended April 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 139 (“FASB 139”), which, in effect, replaced FASB 53. Since the Company has not produced a motion picture film since 1995, and in light of the fact that all of the Company's previously produced motion picture films have been fully amortized, there was no effect to the Company in adopting this new accounting standard. Film development costs relating to projects that have been abandoned or sold before being produced have been charged to overhead in the year the event occurs.

Recent Developments

Subsequent to the fiscal year ended April 30, 1996, the Company has produced no new films and has derived its feature film revenues almost exclusively from the exploitation of films produced in prior years. The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF") extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to home video distribution. The Company received the initial $250,000 in September, 2004, and the final $950,000 in September, 2005.

Results of Operations for the Twelve Months Ended April 30, 2005 and April 30, 2004

For the year ended April 30, 2005, feature film revenues declined to $270,494 as compared to $378,347 for the year ended April 30, 2004. The decrease of $107,853 results primarily from decreased royalties on the Company's feature film library. The decline in revenues reflects a lack of focused marketing and sales efforts in addition to the Company’s inability to add new items to its aging film library. Until such time as the Company either produces new films or develops an overall strategic plan, the Company expects that its feature film revenues from the library will continue to decline.

Costs and expenses increased to $722,849 for the year ended April 30, 2005 as compared to $669,921 during the year ended April 30, 2004. This increase of $52,928 is due primarily to an increase in professional expenses and the whole year effect of the increase in officers’ compensation when comparing to the previous fiscal year of 2004. The Company had a net loss of $491,221 for the year ended April 30, 2005 as compared to net loss of $294,127 for the year ended April 30, 2004. This increase of net loss of $197,094 results primarily from a decrease in film revenues, and an increase in professional fees and officers’ compensation and an increase in bad debt expense.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

There was no expense or gain recorded in the twelve months ending April 30, 2005 and 2004, for depreciation or amortization of intangible assets, as all assets were fully depreciated prior to those periods.

Other Income (Expense)

Total other income for both periods consisted of the following:

	2005	2004
Other income	$9,194	$0
Fixed asset rental income	0	0
Interest income	982	486
Bad Debt Expense	(48,232)	0
	(38,056)	486

Interest expense	(810)	(3,039)

Total other income	$(38,866)	$(2,553)

Other income in the twelve month period ending April 30, 2005, consisted of a tax refund of $9,194, interest income on the cash amount held on deposit at City National Bank and an adjustment to accounts receivables (bad debt expense) corresponding to the extension of a distribution contract (i.e. an adjustment to the contract’s term). Interest income was higher compared to the previous year due to the higher amount of cash on deposit on average. Interest expense was significantly less than the previous year due to lower use of the overdraft facility.

Net Loss

The Company’s Net Loss for the years ending April 30, 2005 and 2004 were as follows:

	2005	2004	Variance
Net Loss	$491,221	$294,127	$197,094

The increase in the net loss during the year ending April 30, 2005, compared to the previous twelve months ending April 30, 2004, of 197,094, was primarily due to three factors:

1.	There was a significant reduction in film revenues of $107,853 for the 12 months ended April 30, 2005, a reduction of 28.5%, compared to the 12 months ended April 30, 2004.
2.
During the period covered by this report, the term of a distribution contract was adjusted and accordingly, the accounts receivable balance was written down by $48,232, thus resulting in a corresponding increase in bad debt expense. The increase in Officers compensation effective September 1, 2003 resulted in the increase affecting the fiscal year 2005 in full compared to only 8 months of the previous fiscal year of 2004.

3.	Legal expenses increased due primarily to litigation against former Director/Officer Lothar Michael Berresheim (see Legal Matters – Claim against Michael Berresheim, Eric Ottens, et Al)

Liquidity and Capital Resources for the Twelve Month Period Ended April 30, 2005 and 2004

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors, but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2005, was motion picture licensing income. Management believes that the Company's licensing income will likely be insufficient to fund its ongoing operations.

Cash flows from operating activities
The Company experienced negative cash flows used by operations in the amount of $59,415 for the twelve month period ended April 30, 2005. This was primarily due to the losses incurred, amounting to $491,221, which was partially offset by the initial payment of $250,000 from Lions Gate Films with respect to the new, domestic, 10 year DVD/Video distribution agreement. In order to reduce its debt, the Company issued 1,600,000 shares of common stock in exchange for $160,000 of debt and services provided. This transaction did not affect the cash flow directly but reduced future liabilities.

Cash flows from investing activities
In order to address the Company's need for capital during the 2005 fiscal year, the Company sold 1,500,000 shares of its common stock for $150,000 in cash in February, 2005.

However, due in parts to its decreasing operating revenues and ongoing level of expense, the Company's auditors have expressed doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to actively market the Company's film library to various studios and producers for sequel and remake rights. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and access to film production funds, which would help the Company maintain greater ownership of film projects.

The Company had cash of $112,114 and $21,915 at April 30, 2005 and 2004, respectively.

During the years ended April 30, 2005 and 2004, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $15,000,000, which may be offset against future taxable income.

ITEM 7. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent registered Public Accounting Firms	F-2 and F-3

Consolidated Balance Sheets as of April 30, 2005 and 2004	F-4

Consolidated Statements of Operations for the years ended April 30, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Twelve Months Ended April 30 2005 and 2004	F-6

Consolidated Statement of Stockholder’s Equity	F-7

Notes to Consolidated Statements	F-8 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Kings Road Entertainment, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Kings Road Entertainment, Inc. and Subsidiaries (the Company) as of April 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended April 30, 2004. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. and Subsidiaries as of April 30, 2004 and the results of their operations and their cash flows for the year ended April 30, 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 28, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
_303-796-0099_

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kings Road Entertainment, Inc.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from this uncertainty.

Jaspers + Hall, PC

/s/ Jaspers + Hall, PC
Denver, Colorado
July 9, 2008

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2005 AND APRIL 30, 2004

	April 30, 2005	April 30, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$112,114	$21,915
Restricted cash (Note 3)	60,386	60,000
Accounts receivable, trade	69,764	166,906
Prepayments and other current assets	4,500	0
Total current assets	246,764	248,821

FIXED ASSETS, NET (Note 4)	0	0

OTHER ASSETS
Film development costs, net (Note 5)	70,037	69,437
Total Other Assets	70,037	69,437

TOTAL ASSETS	$316,801	$318,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,786	$165,170
Accrued expenses	256,077	247,043
Deferred revenue	215,508	67,327
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000

Total current liabilities	723,371	543,540

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at April 30, 2005 and 3,864,390 shares issued at April 30, 2004, respectively.	69,577	38,644
Additional paid-in capital	25,211,655	24,932,655
Accumulated deficit	(25,196,581)	(25,196,581)
Net Profit (Loss) for Period	(491,221)	0
Total stockholders’ equity (deficit)	(406,570)	(225,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,801	$318,258

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Twelve months ended April 30,
	2005	2004
	(Restated)
REVENUES
Feature films	$270,494	$378,347

TOTAL REVENUE	270,494	378,347

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	722,849	669,921

Total operating expenses	722,849	669,921

INCOME (LOSS) FROM OPERATIONS	(452,355)	(291,574)

OTHER INCOME (EXPENSE):
Other income (expense)	9,194	0
Bad debt expense	(48,232)	0
Interest income	982	486
Interest expense	(810)	(3,039)
Total Other Income (Expense)	(38,866)	(2,553)

INCOME (LOSS) BEFORE INCOME TAXES	(491,221)	(294,127)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(491,221)	$(294,127)

Net income (loss) per share – Basic	$(0.10)	$(0.08)

Basic weighted average number of shares outstanding during the period	4,640,828	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Twelve months ended April 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(491,221)	$(294,127)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to executives, non-cash	80,000	0
Common stock issued for services, non-cash	80,000	0
Adjustments to APIC, non-cash	(67)	0
Change in operating assets and liabilities:
Accounts receivable, trade	97,142	183,439
Prepayments and other current assets	(5,100)	0
Accounts payable	22,616	65,315
Accrued expenses	9,034	58,041
Deferred revenue	148,181	(19,340)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(59,415)	(6,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross additions to film development costs	0	(22,092)

Net cash used in investing activities	0	(22,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from line of credit	0	60,000
Increase in restricted cash	0	(60,000)
(increase) decrease in restricted cash	(386)	0
Common stock issued for cash	150,000	0

Net cash provided by (used in) financing activities	149,614	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,199	(28,764)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,915	50,679

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,114	$21,915

Cash paid for income taxes	$0	$0
Cash paid for interest expenses	$810	$0

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2005 and 2004

	Common Stock		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance as of April 30, 2003	3,864,390	$38,644	$24,932,655	$(24,902,454)	$68,845

Net loss for the period	0	0	0	(294,127)	(294,127)

Balance as of May 1, 2004	3,864,390	$38,644	$24,932,655	$(25,196,581)	$(225,282)

Jan. 16, 2005 Shares issued for debt/services	1,600,000	16,000	144,000	0	160,000

Feb. 11, 2005 Shares issued for cash	1,500,000	15,000	135,000	0	150,000

Net loss for the period (restated)	0	0	0	(491,221)	(491,221)

Transfer Agent Adjustment	(6,650)	(67)	0		(67)

Balance as of April 30, 2005 (Restated)	6,957,740	$69,577	$25,211,655	$(25,687,802)	$(406,570)

KINGS ROAD ENTERTAINMENT INC
NOTES TO FINANCIAL STATEMENTS
April 30, 2004 and 2005

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

The Company’s two wholly-owned subsidiaries include Ticker, Inc., (a California corporation), and KRTR, Inc., (a New York corporation), both of which were inactive in each of the two years ending April 30, 2005. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited (consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at April 30, 2005 and 2004, and the results of operations and cash flows for the years ending April 30, 2005 and 2004 have been included. All inter-company items and transactions have been eliminated in consolidation.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

c. Restated Financial Statements

The financial information included in this 10-KSB/A for the year ended April 30, 2005 have been updated and restated to include the effects, primarily, of previously unidentified assets and liabilities in our earlier 10-KSB. The effects of this restatement on our 2005 balance sheet and statement of consolidated income and loss are as follows:

INCREASE/(DECREASE)
2005
Effect on Balance Sheet

Prepaid Expenses	$4,500
Film Development Costs (net)	16,982
TOTAL ASSETS	$21,482

Accounts Payable	$118,652
Accrued Expenses	(105,472)
Liabilities from Discontinued Operations	4,000
Total Stockholders’ Equity	4,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,482

Effect on statement of consolidated income and loss

Feature Films Revenue	$28,700
General & Administrative Expense	(12,074)
Other income and expenses	36,472
NET INCOME	$4,302

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

e. Newly Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We intend to adopt SFAS No. 123(R). However, we do not believe that the adoption of SFAS No. 123(R) will materially affect the financial statements.

f. Earnings (Net Loss) Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic net loss per share using the weighted average number of common shares outstanding during the periods presented. We do not have any potentially dilutive common stock equivalents, such as options or warrants and we do not have any preferred shares.

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

b. Restricted Cash

As of April 30, 2005 and 2004, restricted cash totaled $60,386 and $60,000, respectively, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. During the years ending April 30, 2005 and 2004, the interest on the certificate of deposit accrued at rate of 0.85% per annum. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. As of April 30, 2005, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED ASSETS

a. Fixed Assets

Fixed assets of the Company at April 30, 2005 and 2004 consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at April 30, 2005 and 2004.

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

NOTE 5 - FILM DEVELOPMENT COSTS

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

At April 30, 2005 and 2004, film development costs totaled $70,037 and $69,437, respectively, which was net after an allowance of $30,000. During the years ended April 30, 2005 and 2004, no film development costs were determined to be impaired.

NOTE 6 – LIABILITIES

a. Deferred Revenue

As of April 30, 2005 and 2004, the Company had deferred revenue totaling $215,058 and $67,327, respectively. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 8).

b. Line of Credit

On March 8, 2005, the Company renewed its revolving line of credit loan, which has a principal balance of $60,000. This credit line is, secured by a $60,000 certificate of deposit (see Note 3). During the years ending April 30, 2005 and 2004, the line of credit accrued interest at a rate of 4.55% and 2.85% per annum, respectively. The Company’s credit line will expire on March 1, 2006 unless renewed.

c. Discontinued Operations

The Company has discontinued operations of its KRTR subsidiary. KRTR has been inactive and had no operations in the years ending April 30, 2005 and 2004. As of April 30, 2005, the Company had $4,000 accrued for liabilities outstanding from discontinued operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Rent

In October, 2004, the Company renewed a one-year lease on a three-room apartment located in Beverly Hills, California. The Company elected to relocate its registered office to this location in November, 2003. Additionally, the Company rents a 3-unit storage facility for its archives. Rent expense for the Company's office and archive storage space was $28,172 during both the years ending April 30, 2005 and 2004.

b. Contingent Losses & Litigation

At April 30, 2005, the Company was involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters. Below are updates on those legal matters as to which there were material developments in the year ending April 30, 2005.

Rigel USA, Inc. “Kickboxer” Dispute
In June 2004, the Company settled a breach of contract lawsuit involving the “Kickboxer" series of television movies. Under the terms of the settlement agreement, the Company and the former plaintiff, each agreed to release the other from all claims arising from the lawsuit, and the parties subsequently entered into a related Option and License Agreement, whereby the Company granted the former plaintiff two exclusive options to use the word "Kickboxer" in the title of up to two motion pictures. Per the terms of the Agreement, the first option expires October 31, 2005, and requires a payment of $90,000 to the Company in order to be exercised. The second option expires July 31, 2006, and requires a payment of $75,000 in order to be exercised. Subsequent to the period covered by this report, both option periods have expired without their respective options being exercised. Related rights have therefore reverted back to the Company.

Demand for Investigation by Shareholders’ Action Committee
On April 17, 2003, the Company received a formal request by a Shareholders’ Action Committee for the Board of Directors to investigate a series of Related Party Transactions, which occurred during the period of November 1998 through April 2001. The Board appointed independent counsel to investigate these transactions and report its findings to the Board. On November 3, 2004, the Board received a report from the independent counsel, and which has since been evaluated by the Board, the Company's corporate counsel and its financial advisors. As a result of these discussions, the Company has decided not to legally pursue this matter as the legal costs are likely to exceed any damages which might be awarded by an appropriate court, were the Company to file suit.

Claim Against Michael Berresheim, Eric Ottens, et al.
On September 9, 2004, the Company filed suit in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against Mr. Michael Berresheim, a former officer and director of the Company, Mr. Eric Ottens, and two company’s under the control of Messrs Berresheim and Ottens (Kings Road Entertainment Inc., a Florida Corporation and Kings Road to Fame, Inc.). The suit filed by the Company, was seeking the return of money illegally obtained and converted from the Company, an accounting, and an injunction from further use of its trade name. (See Below Note 12 - Subsequent Events).

Claim on the Company from MBO Media GmbH
On March 29, 2005, the Company received a communication from an attorney representing MBO Media GmbH and its managing director Mr. Michael Berresheim (former director and officer of the Company) demanding the Company's repayment of leasing costs of 179,884 Euro for the video and film editing suite Avid Symphony V 2.0 as ostensibly paid by her client MBO Media GmbH (formerly MBO Musikverlags GmbH). (See Below Note 12 - Subsequent Events).

Shareholder Demand for Inspection of Company Records
On March 30, 2005, the Company received a demand from Kings Road Enterprises Corp. (formerly Parkland AG - an entity controlled by a former Director and Officer of the Company) for an inspection of the Company’s records, including its stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Delaware General Corporation Law and states that the purpose of the demand and the inspection is (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value. The Company's counsel has complied with this demand. (See Below Note 12 - Subsequent Events).

c. Other Commitments and Contingencies
In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 8 - COMMON STOCK

At April 30, 2005 and 2004 the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding at April 30, 2005 and 3,864,390 shares were issued and outstanding at April 30, 2004.

On January 16, 2005, the Company's Board of Directors resolved to issue an aggregate of 1,600,000 shares of its previously unissued common stock to various parties in order to reduce the Company's total debt. The common shares issued were valued at $0.10 per share, representing the 90-day rolling average value of the shares. Of the 1,600,000 shares issued, a total of 500,000 were issued to service providers, 200,000 to a private contractor, 100,000 to a director as consideration for past services, and 800,000 to Company officers for deferred salaries.

On February 4, 2005, the Company entered into a Stock Purchase Agreement with several entities, such that the entities agreed to purchase an aggregate of 1.5 million shares of the Company's common stock at $0.10 per share. On February 8, 2005 the Company's Board of Directors approved the transaction, and on February 11, 2005, the Company received the $150,000 and the Agreement was consummated.

There were no common stock transactions in the year ending April 30, 2004.

NOTE 9 – RECOGNITION OF REVENUES

Revenue from the sale or licensing of films is recognized in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs rights under licensing agreements is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

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

N0TE 10 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2005, the Company has a deficit in working capital of $406,570, has an accumulated deficit of approximately $25,688,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 12 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

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

b. Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement

Subsequent to this report, on March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the following parties: MBO Musikverlags GmbH, a German limited liability company (“MBO Musikverlag”); MBO Media GmbH, a German limited liability company (“MBO Media”) and its new owner, as of March 2006, Tacitus Treuhand, Switzerland (“Tacitus”); Fabulous AG, a Nevada corporation (“Fabulous”), formerly Kings Road Entertainment Corp. (“KREC”), and prior to that Parkland AG (“Parkland”); Metropolitan Worldwide, Inc., a Nevada corporation (“Metropolitan”); Donal C. Tunnell (“Tunnell”); William E. Ottens (“Ottens”); and Lothar Michael Berresheim (“Berresheim”) individually and in his capacity as an officer, director, manager, member and/or shareholder of MBO Musikverlag, MBO Media, Tacitus, Fabulous/KREC/Parkland, KRFame, Florida and KREN Florida, including any affiliates, subsidiaries, parents and other entities controlled, directly or indirectly by Berresheim, (collectively the “Berresheim Entities”). A Settlement and Mutual Release was also concluded with Ms. Beate C. Mueller.

The Settlement Agreement calls for Berresheim to deliver to the Company three (3) original certificate representing One Million Four Hundred Fifty-One Thousand Two Hundred Forty-Seven (1,451,247) shares of the Company’s Common Stock (“Settlement Shares”), these being all the shares held or beneficially owned by Berresheim. Further, the parties agreed to the following: discharges and releases of Berresheim, Tunnell, Ottens, the Berrsheim Entities, and their officers, directors, managers, members, shareholders, assigns, attorneys, agents, representatives, principals, predecessors and successors in interest (collectively, the “Berresheim Parties”), from any and all claims, demands, obligations, or causes of action of whatever nature or description; Dismissal of the Fourth DCA Litigation Appeal; Dismissal of the MBO Litigation; Dismissal of the Tunnell Litigation; Dissolution of KRFame Florida and KREN Florida; Withdrawal of Fictitious Name Filing of Regal Productions; Acknowledgement and Agreement to Refrain from Use of Kings Road Name by Berresheim; Transfer and Assignments of any Rights to the Kingsroadentertainment.com Website Ownership and Content; Agreement to Refrain from Acquiring Shares of Kings Road Stock by Berresheim Entities and Berresheim; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Kings Road by Berresheim and Berresheim Entities; and Non-Solicitation of Vendors, Customers or Employees of Kings Road by Berresheim. For consideration of the above, including the surrender of the Settlement Shares, the Company will pay Mr. Berresheim Sixty Thousand Dollars ($60,000) upon the receipt of the Settlement Shares by the Company’s Stock Transfer Agent, U.S. Stock Transfer Corporation; the transfer and quitclaim from the Company to Berresheim of the rights to the script entitled “Babylon Blues;” Agreement to refrain from opposing Berresheim’s motion to vacate the KREN Litigation; Dismissal of the MBO Litigation; Agreement to Refrain from Acquiring Shares of Metropolitan; Agreement to Refrain from Soliciting, Enticing, Encouraging or Assisting Claims of Litigation Against Berresheim.

The foregoing event was reported in an 8-K filed on April 23, 2007

c. Dissolution of KRTR, Inc.

Subsequent to the period covered by this report, on May 13, 2005, KRTR, Inc. was officially dissolved by the New York Department of State.

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of April 30, 2005 and 2004:

	2005	2004
Deferred tax assets: NOL Carryover	$6,100,000	$6,015,800
Deferred Tax liabilities:	0	0
Valuation Allowance	(6,100,000)	(6,015,800)
Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2005 and 2004 due to the following:

	2005	2004
Book income (loss)	$(191,602)	$(106,105)
Meals and entertainment	1,486	1,065
State tax	(40)	(39)
Accrued expenses	190,156	0
Valuation Allowance	0	(105,079)
	$0	$0

At April 30, 2005, the Company had net operating loss carry-forwards of approximately $15,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the April 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 23, 2007, the Company was informed by their former independent accountants, HJ & Associates, LLC, that an adjustment and restatement of Form 10-KSB, filed on April 30, 2005, was necessary. As a result, the financial information that was previously filed in the Form 10-KSB is materially incorrect and should not be relied upon. Upon notification of these adjustments and restatements, the Company’s Board of Directors and former auditors discussed a definitive plan and timetable to address these matters. The foregoing event was reported in an 8-K filed on June 13, 2007.

On August 15, 2007, the Company filed an 8-K/A to correct errors in the 8-K filed on June 13, 2007, which failed to state: (i) the specific identity of the financial statement that should no longer be relied upon; (ii) a description of all the information provided by the accountant and a disclosure of the nature of the restatements; (iii) a letter from the accountants indicating whether or not they agree with the disclosures in the Form 8-K; (iv) a statement of when the restated financial statements and delinquent filings will be filed; and (v) a statement from the Registrant acknowledging that the Registrant is responsible for the adequacy and accuracy of the disclosure in the filings. The following documentation was likewise attached as an Exhibit to this filing: Correspondence from HJ & Associates, Correspondence from HJ & Associates, LLC, regarding Non-Reliance Upon Previously issued interim review dated April 23, 2007; Correspondence from Jaspers and Hall PC, as to whether or not it agrees with the disclosures in the Form 8-K; Correspondence from Registrant acknowledging that it is responsible for the adequacy and accuracy of the disclosures in the filings.

ITEM 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB/A, as amended, our President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

Credit / Overdraft Facility

On March 4, 2004, the Company signed a Corporate Resolution to Borrow / Grant Collateral from the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210. The principal is $60,000 and maturity was March 1, 2005. On the same date, the Company likewise signed a Promissory Note to borrow the amount of $60,000 at an annual interest rate of 2.850%, from the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210. The date of maturity was March 1, 2005.

On March 8, 2005, the Company signed a Change in Terms Agreement renewing its Certificate of Deposit (Borrow/Grant of Collateral) with the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210, at an annual interest rate of 4.550%. The principal was $60,000 and maturity was March 1, 2006.

Distribution Agreement with Lions Gate Films

On September 30, 2004, the Company executed an Amendment Agreement with Lions Gate Films, Inc., ("LGF"), extending and amending the original Agreement dated August 1, 1998. This Agreement, effective August 20, 2004 through August 30, 2015, stipulates that LGF pay the Company a minimum guarantee (in the form of an advance against royalties) of $1.2 million; $250,000 of which was payable upon execution of the Agreement, and the remaining $950,000 payable on September 1, 2005. In addition, the Company is entitled to certain royalties related to U.S. home video distribution. The Company received the initial $250,000 in September 2004 and the remaining $950,000 in September, 2005.

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

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of April 30, 2008, are set forth below. Directors are elected at the Annual Meeting of Stockholders to serve for a staggered terms of three years each, or until their successors are elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Philip Holmes	52	President and Director	October 2003

Robert Kainz	46	Chief Financial Officer	February 2008

Monika Nosic	34	Director	November 2007

The directors and officers for the fiscal year ended April 30, 2005 are set for as follows:

Name	Age	Position	Director Since

H. Martin DeFrank	58	President, Chief Financial Officer and Director	March 2001

Geraldine Blecker	58	CEO Secretary and Director	March 2001

Philip Holmes	49	Independent Director	October 2003

(a) Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b) Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

Subsequent to the period covered by this report, the Board of Directors voted to appoint independent counsel to review certain transactions that occurred during the period covered by this report as well as prior and subsequent periods. This review resulted in the Company filing a complaint against one of the incumbent Officers and Directors during the period covered by this report, Mr. H. Martin DeFrank, for breach of fiduciary duty, usurpation of a corporate opportunity, civil theft, fraud and conversion.

No other officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities.

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

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mr. H. Martin DeFrank our President and Chief Financial Officer, Ms. Geraldine Blecker our CEO and Company Secretary, and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2005.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $	Bonus $	Accrued Salary $	Restricted Stock Awards		Securities Underlying Options/SAR’s	LTIP Payouts $	All other Comp. $
H. Martin DeFrank	2005	54,000	4,500	(4,000)	400,000	(2)
President/CFO	2004	48,000	3,000	24,000
	2003	36,000	3,000	0	100,000	(1)

Geraldine Blecker	2005	54,000	4,500	(4,000)	400,000	(2)
CEO	2004	48,000	3,000	24,000
	2003	36,000	3,000	0	100,000	(1)

(1)	On May 22nd 2002, award of 100,000 shares of common stock for services to the Company.
(2)	On January 16th 2005 award of 400,000 shares of common stock in exchange for accrued payroll liability of $40,000

Option Grants

No stock options were granted or exercised during the year ended April 30, 2005.

There are no outstanding stock options.

Employment Agreements

There are no formal employment agreements with the Officers of the Company.

Compensation of Directors

Members of our Board of Directors receive occasional awards of stock for services provided at the discretion of the Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 30, 2005, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended April 30, 2005, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares.

			Shares
			Presently		Percentage
			Acquirable		of Class
			Within 60		Beneficially
Beneficial Owner	Shares		Days	Total	Owned
MBO Musik Verlag GmbH	577,479	(2)		577,479	8.3%
Moerfelden, Germany

MBO GmbH	373,350	(2)		373,350	5.4%
Moerfelden, Germany

Parkland AG	500,418	(2)		500,418	7.2%
Pompano Beach, FL

Geraldine Blecker	850,000			850,000	12.2%
Frankfurt, Germany

H. Martin DeFrank	500,000			500,000	7.2%
Beverly Hills, CA

Philip Holmes	1,009,300	(1)		1,009,300	14.5%
Koblenz, Germany

(1)
This number includes 800,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by director Philip M. Holmes and therefore an affiliate of the Company.

(2)
Subsequent to the date of this report, these 1,451,247 shares were returned to the Company, retired and cancelled as a result of the settlement agreement with Mr. Lothar Michael Berresheim and his entities on March 19, 2007. (Refer to lawsuits and subsequent events for further details)

Changes in Control

Except as otherwise disclosed herein, the Company does not know of any arrangements, including any pledge of the Company’s securities, the operation of which at a subsequent date may result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

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

ITEM 13. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Bylaws of Registrant (Incorporated by reference to Form 10-KSB for the fiscal year ended April 30, 1988.)

10.1	1998 Stock Option Plan (Filed as Exhibit 10.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

23.1	Consent of Independent Registered Accounting Firm (filed herewith)

31.1	Certification of President pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certificate pursuant to 18 U.S.C. ss. 1350 for Philip Holmes, President and Robert Kainz, Chief Financial Officer (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Company's independent accountants for the fiscal year ended April 30, 2004 were HJ Associates & Consultants, LLP. The Company’s independent accountants for the fiscal year ended April 30, 2005 were Jaspers & Hall PC.

(a) Audit Fees.

For the fiscal years ended 2005 and 2004, the aggregate fees billed by HJ Associates & Consultants, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $28,900 and $37,300, respectively. For the fiscal year ended April 30, 2005, the aggregate fees billed by Jaspers & Hall PC for services rendered for the audits of the financial statements included in this report and in the quarterly reports on Form 10-QSB provided in connection with the statutory and regulatory filings or engagements for the fiscal year ending April 30, 2005 was $20,000.

(b) Audit-Related Fees.

For the fiscal years ended 2005 and 2004 neither HJ Associates & Consultants, LLP, nor Jaspers & Jall PC billed for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2005 and 2004, neither HJ Associates & Consultants, LLP nor Jaspers & Hall PC, bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2005 and 2004.

(d) All Other Fees.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

/s/ Philip Holmes
PHILIP HOLMES, President (Principal executive officer)

/s/ Robert Kainz
Robert Kainz, Chief Financial Officer (Principal financial officer)
Dated: July 1, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on July 1, 2008.

Each person whose signature appears below constitutes and appoints Philip Holmes as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Philip Holmes
Philip Holmes	President and Director

/s/ Robert Kainz
Robert Kainz	Chief Financial Officer and Secretary