Form 10QSB
period 2005-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-18
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2005
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2005 was 6,957,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended July 31, 2005

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005	F-2

Consolidated Statements of Operations for the three months ended July 31, 2005 and 2004	F-3

Consolidated Statements of Cash Flows for the three months ended July 31, 2005 and 2004	F-4

Notes to Consolidated Financial Statements as of July 31, 2005	F-5 to F-9

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2005 AND APRIL 30, 2005

	July 31, 2005	April 30, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$66,286	$112,114
Restricted cash	61,162	60,386
Accounts receivable, trade	56,317	69,764
Prepayments and other current assets	0	4,500
Total current assets	183,765	246,764

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$253,802	$316,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,099	$187,786
Accrued expenses	287,799	256,077
Deferred revenue	182,576	215,508
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	735,474	723,371

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at July 31and April 30, 2005	69,577	69,577
Additional paid-in capital	25,211,655	25,211,655
Accumulated deficit	(25,687,802)	(25,687,802)
Net Profit (Loss) for Period	(75,102)	0
Total stockholders’ equity (deficit)	(481,672)	(406,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,802	$316,801

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	Three months ended July 31,
	2005	2004
REVENUES
Feature films	$96,213	$66,194
TOTAL REVENUE	96,213	66,194

OPERATING EXPENSES:
General and administrative	185,215	188,869
Total operating expenses	185,215	188,869

INCOME (LOSS) FROM OPERATIONS	(89,002)	(122,675)

OTHER INCOME (EXPENSE):
Other income	13,910	0
Interest income	890	17
Interest expense	(900)	0
Total Other Income (Expense)	13,900	17

INCOME (LOSS) BEFORE INCOME TAXES	(75,102)	(122,658)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(75,102)	$(122,658)

Net income (loss) per share – Basic	$(0.01)	$(0.03)

Basic weighted average number of shares outstanding during the period	6,957,740	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	Three months ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(75,102)	$(122,658)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	13,447	50,346
Prepayments and other current assets	4,500	0
Accounts payables	13,313	81,640
Accrued expenses	31,722	23,285
Deferred revenue	(32,932)	(5,000)
Net cash provided by (used in) operating activities	(45,052)	27,613

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(776)	0
Net cash provided by (used in) financing activities	(776)	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,828)	27,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,114	21,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,286	$49,528

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of July 31, 2005

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

The Company’s two wholly-owned subsidiaries include KRTR, Inc., (a New York corporation), and Ticker, Inc., (a California corporation). KRTR, Inc. had ceased operations in 2001 and was dissolved during the quarter ending July 31, 2005. Ticker, Inc. was inactive during the three months ending July 31, 2005. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2005, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2005, and the results of operations and cash flows for the three months ended July 31, 2005 have been included. The results of operations for the three months ended July 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of July 31, 2005, restricted cash totaled $61,162, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2005, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at July 31, 2005, consisted of various items of office equipment with a historical cost of $5,993 and a $0 net book value. All of these items were fully depreciated at July 31, 2005.

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

At July 31, 2005, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended July 31, 2005, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of July 31, 2005, the Company has deferred revenue totaling $182,576. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 8, 2005, the Company renewed its revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). During the period ending July 31, 2005, the line of credit accrued interest at a rate of 4.55% per annum. The Company’s credit line will expire on March 1, 2006 unless renewed.

c. Discontinued Operations

During the period ending July 31, 2005, the Company dissolved its KRTR subsidiary. KRTR has been inactive and had no operations for the past two years. As of July 31, 2005, the Company has $4,000 of accrued liabilities outstanding for its discontinued operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. From June 1, 2005 the rent for this facility increased by 4.5%. Additionally, the Company rents flexible storage space for its archives.  Rent expense for the Company's office and archive storage space was $7,078 and $7,043 during the three months ending July 31, 2005 and 2004, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2005, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At July 31, 2005, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At July 31, 2005, the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding. During the three month period ended July 31, 2005, no new stock was either issued or authorized.

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

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical	3-6 months
All international markets	1-10 years
Domestic home video	6 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2005, the Company has a deficit in working capital of $551,709, has an accumulated deficit of approximately $25,688,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

Subsequent to the period covered by this report, in September, 2005, the Company received the remaining $950,000 due pursuant to this distribution agreement.

b. Option/Purchase Agreement

Subsequent to the period covered by this report, on August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, applicable against the $900,000 purchase price, pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period from June 16, 2005 and expiring on October 11, 2006. Should New Line Cinema elect to move forward with the remake, it will be required to pay the Company an additional $810,000 (less an agency fee commission of 10%) within the 16-month option period. New Line has the right to extend this option period for an additional 18-month period upon payment of an additional $90,000, which shall be non-applicable against the purchase price. As per the Company’s letter of agreement with Eclectic Filmworks, LLC of July 1, 2005, all net proceeds are to be equally shared with Eclectic Filmworks, LLC., and the Company shall be granted an official producer credit.

c. Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement

Subsequent to the period covered by this report, on March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release with Michael Berresheim, Eric Ottens, et al., and various entities, including, but not limited to MBO Media GmbH, and other individuals and/or entities that may or may not have had a connection to Michael Berresheim, Eric Ottens, et al. For further detail s refer to Part II, Item 1- Legal Proceedings. The settlement was published in an 8-K filing on April 23, 2007.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended July 31, 2005 and July 31, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2005.

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

On July 1, 2005, the Company executed an agreement with Eclectic Filmworks LLC. to market the rights to produce a remake of All of Me to New Line Cinema. Per the terms of this agreement, all net proceeds would be shared equally between the Company and Eclectic Film Works.

Subsequent to the period covered by this report, on October 6, 2006, New Line Cinema paid the Company $90,000 to extend its option to develop a remake of All of Me for an additional 18-month period, ending April 11, 2008. The $90,000 option extension fee was split equally with Eclectic Filmworks LLC, as per a letter of agreement executed on July 1, 2005.

Results of Operations

The Three Months Ended July 31, 2005 vs. the Three Months Ended July 31, 2004

For the quarter ended July 31, 2005, feature film revenues were $96,213 as compared to $66,194 for the quarter ended July 31, 2004. The increase of $30,019 results primarily from increased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $185,215 for the quarter ended July 31, 2005 as compared to $188,869 during the quarter ended July 31, 2004. This decrease of $3,654 primarily results from a slight decrease in professional fees.

The Company had a net loss of $75,102 for the quarter ended July 31, 2005 as compared to a net loss of $122,658 for the quarter ended July 31, 2004. This decreased loss of $47,556 results primarily from a marked increase in film revenues and a slight decrease in professional fees.

Liquidity and Capital Resources

For the three months ended July 31, 2005, the Company's net cash used in operating activities was $45,052 compared to net cash provided by operating activities of $27,613 during the comparable period in 2004. At July 31, 2005, the Company had cash of $66,286 as compared to $49,528 at July 31, 2004.

The Company's principal source of working capital during the three month period ended July 31, 2005 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of July 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. On June 9, 2005, in order to clarify and limit individual Officer’s authority, the Company’s Board of Directors unanimously adopted a policy wherein no individual officer or employee of the Company shall be authorized to commit to any material binding liability and/or contractual obligation without full prior disclosure to and the prior consent and approval of the Board. This policy shall include, but is not limited to, such transactions as a sale or disposal of Company assets, entering into any employment and/or retainer agreement, authorizing exclusive representation of the Company and/or its properties by any third party, any material purchase or financial commitment to a third party. Other than the implementation of this policy, there were no other changes in our internal control over financial reporting during the quarter ended July 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to this report, on March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement“).

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

Subsequent to this report, on March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement“).

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

Subsequent to this report, on March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement“).

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Other litigation

As of July 31, 2005, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the three month period ending July 31, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2005.

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

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: July 17, 2008	By:	/s/ Philip Holmes
Philip Holmes, President