Form 10QSB
period 2005-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-18
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2005
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2005 was 6,957,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended October 31, 2005

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005	F-2

Consolidated Statements of Operations for the three months ended October 31, 2005 and 2004	F-3

Consolidated Statements of Operation for the six months ended October 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the six months ended October 31, 2005 and 2004	F-5

Notes to Consolidated Financial Statements as of October 31, 2005	F-6 to F-10

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2005 AND APRIL 30, 2005

	October 31, 2005	April 30, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$880,713	$112,114
Restricted cash	61,556	60,386
Accounts receivable, trade	75,348	69,764
Prepayments and other current assets	0	4,500
Total current assets	1,017,617	246,764

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$1,087,654	$316,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,442	$187,786
Accrued expenses	344,413	256,077
Deferred revenue	1,100,303	215,508
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,668,158	723,371

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at October 31, 2005 and at April 30, 2005 respectively.	69,577	69,577
Additional paid-in capital	25,211,655	25,211,655
Accumulated deficit	(25,687,802)	(25,687,802)
Net Profit (Loss) for Period	(173,934)	0
Total stockholders’ equity (deficit)	(580,504)	(406,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,087,654	$316,801

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	Three months ended October 31,
	2005	2004
REVENUES
Feature films	$176,665	$69,697
TOTAL REVENUE	176,665	69,697

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	276,422	144,274
Total operating expenses	276,422	144,274

INCOME (LOSS) FROM OPERATIONS	(99,757)	(74,577)

OTHER INCOME (EXPENSE):
Interest income	1,550	128
Interest expense	(625)	(138)
Total Other Income (Expense)	925	(10)

INCOME (LOSS) BEFORE INCOME TAXES	(98,832)	(74,587)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(98,832)	(74,587)

Net income (loss) per share – Basic	$(0.01)	$(0.02)

Basic weighted average number of shares outstanding during the period	6,957,740	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	Six months ended October 31,
	2005	2004
REVENUES
Feature films	$272,878	$135,891
TOTAL REVENUE	272,878	135,891

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	461,637	333,143
Total operating expenses	461,637	333,143

INCOME (LOSS) FROM OPERATIONS	(188,759)	(197,252)

OTHER INCOME (EXPENSE):
Other income (expense)	13,910	0
Interest income	2,440	145
Interest expense	(1,525)	(138)
Total Other Income (Expense)	14,825	7

INCOME (LOSS) BEFORE INCOME TAXES	(173,934)	(197,245)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(173,934)	$(197,245)

Net income (loss) per share – Basic	$(0.02)	$(0.05)

Basic weighted average number of shares outstanding during the period	6,957,740	3,864,390

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
(Unaudited)

	Six months ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(173,934)	$(197,245)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	(5,584)	60,949
Prepayments and other current assets	4,500	0
Accounts payable	(28,344)	8,107
Accrued expenses	88,336	52,634
Deferred revenue	884,795	212,727
Net cash provided by (used in) operating activities	769,769	137,172

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(1,170)	0
Net cash used in financing activities	(1,170)	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(768,599)	137,172
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,114	21,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880,713	$159,087

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of October 31, 2005

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its wholly-owned subsidiary (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the three month period ending October 31, 2005. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2005, and the results of operations and cash flows for the three and six month periods ended October 31, 2005 have been included. The results of operations for the three and six month periods ended October 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of October 31, 2005, restricted cash totaled $61,556, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2005, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at October 31, 2005, consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at October 31, 2005.

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

At October 31, 2005, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended October 31, 2005, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of October 31, 2005, the Company has deferred revenue totaling $1,100,303. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 8, 2005, the Company renewed a revolving line of credit loan with a beginning principal balance of $60,000, and secured by a $60,000 certificate of deposit (see Note 3). During the period ending October 31, 2005, the line of credit accrued interest at a rate of 4.55% per annum. The Company’s credit line will expire on March 1, 2006 unless renewed.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. On June 1, 2005 the rent for this facility increased by 4.5%. Additionally, the Company rents flexible storage space for its archives. Rent expense for the Company's office and archive storage space was $7,296 and $7,043 during the three months ending October 31, 2005 and 2004, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2005, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At October 31, 2005, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At October 31, 2005, the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding. During the three month period ended October 31, 2005, no new stock was either issued or authorized.

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

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2005, the Company has sustained recent losses from operations, has a deficit in working capital of $650,541, and has an accumulated deficit of approximately $25,860,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

Subsequent to the period covered by this report, on October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the Company's rights to the movie production, All of Me, for an additional 18-month period, up to and including April 11, 2008. The net proceeds of the $90,000 option extension fee was split equally with Eclectic Filmworks LLC, pursuant to the Company’s letter of agreement with Eclectic Filmworks, LLC of July 1, 2005.

b. Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement

Subsequent to the period covered by this report, on March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release with Michael Berresheim, Eric Ottens, et al., and various entities, including, but not limited to MBO Media GmbH, and other individuals and/or entities that may or may not have had a connection to Michael Berresheim, Eric Ottens, et al. For further details, refer to Part II, Item 1- Legal Proceedings. The settlement was published in an 8-K filing on April 23, 2007.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended October 31, 2005 and October 31, 2004, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2005.

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

On August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, applicable against the $900,000 purchase price, pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period from June 16, 2005 and expiring on October 11, 2006. As per the Company’s letter of agreement with Eclectic Filmworks, LLC of July 1, 2005, all net proceeds are to be equally shared with Eclectic Filmworks, LLC.

In September 2005, Lions Gate Films, Inc., paid the Company the remaining $950,000 of a $1.2 million minimum guaranteed royalty agreement executed on September 30, 2004, for certain royalties related to home video & DVD distribution in the domestic US market through August 30, 2015

On October 31, 2005, the first of two options enabling Rigel USA, Inc. to use the word "Kickboxer" in the title of up to two motion pictures expired and subsequent to this report, the second option expired on July 31, 2006. Accordingly, the related rights to “Kickboxer” have reverted back to the Company. The Company originally entered into this Option and License Agreement with Rigel USA, Inc. in June 2004.

Results of Operations

The Three Months Ended October 31, 2005 vs. the Three Months Ended October 31, 2004

For the quarter ended October 31, 2005, feature film revenues were $176,665 as compared to $69,697 for the quarter ended October 31, 2004. The increase of $106,968 results primarily from increased revenue from distribution of the Company's feature film library and increased royalties from distribution of home video/DVD rights.

Costs and expenses amounted to $276,422 for the quarter ended October 31, 2005 as compared to $144,274 during the quarter ended October 31, 2004. This increase of $132,148 is primarily due to an increase in accruals for Guild residuals associated with the minimum guarantee royalties received by the Company during the reporting period from Lions Gate Films Inc., and payments made to Eclectic Filmworks according to the agreement from July 1, 2005 relating to the option payment received from New Line Cinema.

The Company had a net loss of $98,832 for the quarter ended October 31, 2005 as compared to the net loss of $74,587 for the quarter ended October 31, 2004. This increase of the net loss of $24,245 results primarily from an increase in Guild residuals and the payment made to Eclectic Filmworks that exceeded the increase in revenues.

The Six Months Ended October 31, 2005 vs. the Six Months Ended October 31, 2004

For the six month period ended October 31, 2005, feature film revenues were $272,878 as compared to $135,891 for the six month period ended October 31, 2004. The increase of $136,987 results primarily from increased royalties on the Company's feature film library and increased royalties from distribution of home video & DVD rights.

Costs and expenses increased to $461,637 for the six months ended October 31, 2005 as compared to $333,143 during the six months ended October 31, 2004. This increase of $128,494 is primarily due to an increase in professional fees, accruals for Guild residuals associated with the minimum guarantee royalties received by the Company during the reporting period from Lions Gate Films Inc., and payments made to Eclectic Filmworks according to the agreement from July 1, 2005 relating to the option payment received from New Line Cinema.

The Company had a net loss of $173,934 for the six month period ended October 31, 2005 as compared to net loss of $197,245 for the comparable period ended October 31, 2004. This decreased net loss of $23,311 results primarily from an increase in film revenues, which was offset by increases in professional fees, Guild residuals and commission payment to Eclectic Filmworks regarding the New Line option payment.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and six month periods ended October 31, 2005 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the six months ended October 31, 2005, the Company's net cash flow provided by operating activities was $769,769 compared to net cash provided by operating activities of $137,172 during the comparable period in 2004. At October 31, 2005, the Company had cash of $880,713 as compared to $159,087 at October 31, 2004. The increase in cash for the reporting period compared to the comparable period in 2004 was primarily due to the receipt of the $950,000 minimum guaranteed royalty payment pertaining to the Distribution Agreement with Lions Gate Films.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of October 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended October 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Other litigation

As of October 31, 2005, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the three month period ending October 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of October 31, 2005.

ITEM 5. OTHER INFORMATION

None

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