Form 10QSB
period 2006-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-18
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended January 31, 2006
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2006 was 6,957,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended January 31, 2006

TABLE OF CONTENTS

		PAGE
FINANCIAL INFORMATION

Item 1.	Index to Consolidated Financial Statements

	Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005	F-2

	Consolidated Statements of Operations for the Three Months Ended
	January 31, 2006 and 2005	F-3

	Consolidated Statements of Operations for the Nine Months Ended
	January 31, 2006 and 2005	F-4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	January 31, 2006 and 2005	F-5

	Notes to Consolidated Financial Statements as of January 31, 2006	F-6 – F-10

Item 2.	Managements Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	14

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

PART 1: FINANCIAL INFORMATION

KINGS ROAD ENTERTAINMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005	F-2

Consolidated Statements of Operations for the three months ended January 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the nine months ended January 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the nine months ended January 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6 to F-10

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2006 AND APRIL 30, 2005

	January 31, 2006	April 30, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$797,630	$112,114
Restricted cash	61,952	60,386
Accounts receivable, trade	127,942	69,764
Amounts due from related parties	0	4,500
Total current assets	987,524	246,764

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$1,057,561	$316,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,794	$187,786
Accrued expenses	364,024	256,077
Deferred revenue	1,068,031	215,508
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,634,849	723,371

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at January 31, 2006 and April 30, 2005 respectively.	69,577	69,577
Additional paid-in capital	25,211,655	25,211,655
Accumulated deficit	(25,687,802)	(25,687,802)
Net Profit (Loss) for Period	(170,718)	0
Total stockholders’ equity (deficit)	(577,288)	(406,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,057,561	$316,801

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)

	Three months ended January 31,
	2006	2005
REVENUES
Feature films	$120,639	$65,532
TOTAL REVENUE	120,639	65,532

OPERATING EXPENSES:
General and administrative	124,278	209,764
Total operating expenses	124,278	209,764

INCOME (LOSS) FROM OPERATIONS	(3,639)	(144,232)

OTHER INCOME (EXPENSE):
Interest income	6,855	248
Interest expense	0	(244)
Total Other Income (Expense)	6,855	4

INCOME (LOSS) BEFORE INCOME TAXES	3,216	(144,228)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$3,216	$(144,228)

Net income (loss) per share – Basic	$(0.00)	$(0.03)

Basic weighted average number of shares outstanding during the period	6,957,740	3,951,347

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)

	Nine months ended January 31,
	2006	2005
REVENUES
Feature films	$393,517	$201,423
TOTAL REVENUE	393,517	201,423

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	585,915	542,907
Total operating expenses	585,915	542,907

INCOME (LOSS) FROM OPERATIONS	(192,398)	(341,484)

OTHER INCOME (EXPENSE):
Other income	13,910	0
Interest income	9,295	393
Interest expense	(1,525)	(382)
Total Other Income (Expense)	21,680	11

INCOME (LOSS) BEFORE INCOME TAXES	(170,718)	(341,473)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(170,718)	$(341,473)

Net income (loss) per share – Basic	$(0.02)	$(0.08)

Basic weighted average number of shares outstanding during the period	6,957,740	3,951,347

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)

	Nine months ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(170,718)	$(341,473)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock Based Compensation	0	80,000
Common Stock Issued for Services	0	80,000
Change in operating assets and liabilities:
Accounts receivable, trade	(58,178)	49,676
Prepayments and other current assets	4,500	0
Accounts payables	(48,992)	27,552
Accrued expenses	107,947	(19,665)
Deferred revenue	852,523	180,454
Net cash (used in) provided by operating activities	687,082	56,544

CASH FLOWS FROM FINANCING ACTVITIES:
(Increase) decrease in restricted cash	(1,566)	0
Net cash used in financing activities	(1,566)	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	685,516	56,544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,114	21,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$797,630	$78,459

See accompanying notes to condensed consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of January 31, 2006

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation) was inactive during the three month period ending January 31, 2006. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2006, and the results of operations and cash flows for the three and nine month periods ended January 31, 2006 have been included. The results of operations for the three and nine month periods ended January 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of January 31, 2006, restricted cash totaled $61,952, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of January 31, 2006, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at January 31, 2006, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at January 31, 2006.

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

At January 31, 2006, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended January 31, 2006, no film development costs were determined to be impaired.

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of January 31, 2006, the Company has deferred revenue totaling $1,068,031. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). The Company’s credit line will expire on March 1, 2006 unless renewed.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. From June 1, 2005 the rent for this facility increased by 4.5%. Additionally, the Company rents flexible storage space for its archives.  Rent expense for the Company's office and archive storage space was $7,391 and $7,043 during the three months ending January 31, 2006 and 2005, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2005, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At January 31, 2006, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters.

c. Other Commitments and Contingencies

In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 7 - COMMON STOCK

At January 31, 2006, the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding. During the three month period ended January 31, 2006, no new stock was either issued or authorized.

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

	Months After	Approximate
Marketplace	Initial Release	Release Period

Domestic theatrical		1-4 months
All international markets		1-10 years
Domestic home video/DVD	4 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2006, the Company has a deficit in working capital of $647,325, has an accumulated deficit of approximately $25,858,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

Subsequent to the period covered by this report, on October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option granting New Line Cinema the film rights of the remake of All of Me, for an additional 18-month period, up to and including April 11, 2008. The net proceeds of the $90,000 option extension fee was split equally with Eclectic Filmworks LLC, pursuant to the Company’s letter of agreement with Eclectic Filmworks, LLC of July 1, 2005.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended January 31, 2006 and January 31, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2005.

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

Results of Operations

The Three Months Ended January 31, 2006 vs. the Three Months Ended January 31, 2005

For the quarter ended January 31, 2006, feature film revenues were $120,639 as compared to $65,532 for the quarter ended January 31, 2005. The increase of $55,107 results primarily from increased revenues on distribution of the Company's feature film library.

Costs and expenses decreased to $124,278 for the quarter ended January 31, 2006 as compared to $209,764 during the quarter ended January 31, 2005. This decrease of $85,486 is due primarily to a decrease in professional fees.

The Company had net income of $3,216 for the quarter ended January 31, 2006 as compared to net loss of $144,228 for the quarter ended January 31, 2005. This increase of net income of $147,444 results primarily from an increase in film revenues, and a decrease in professional fees.

The Nine Months Ended January 31, 2006 vs. the Nine Months Ended January 31, 2005

For the nine month period ended January 31, 2006, feature film revenues were $393,517 as compared to $201,423 for the nine month period ended January 31, 2005. The increase of $192,094 results primarily from increased revenues on distribution of the Company's feature film library and increased royalties from DVD distribution.

Costs and expenses increased to $585,915 for the nine months ended January 31, 2006 as compared to $542,907 during the nine months ended January 31, 2005. This increase of $43,008 is due primarily to an increase in Guild residual accruals and commission payment to Eclectic Filmworks partially offset by a decrease in professional fees..

The Company had a net loss of $170,718 for the nine month period ended January 31, 2006 as compared to net loss of $341,473 for the comparable period ended January 31, 2005. This decreased net loss of $170,755 results primarily from an increase in revenues on distribution of the Company's feature film library and increased royalties from DVD distribution coupled with decreases in professional fees.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and nine month periods ended January 31, 2006 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the nine months ended January 31, 2006, the Company's net cash provided by operating activities was $687,082 compared to net cash provided by operating activities of $56,544 during the comparable period in 2005. At January 31, 2006, the Company had cash of $797,630 as compared to $78,459 at January 31, 2005.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of January 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended January 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to this report, on April 18, 2006, the Court entered a final default judgment in favor of the Company, awarded damages in the amount of $332,534 and entered a permanent injunction requiring Berresheim to cease and desist from all use of the name Kings Road in any capacity. The Court also issued a Writ of Execution on July 13, 2006, and the Defendant filed an appellate brief to appeal the judgment on October 25, 2006.

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

None in the three month period ending January 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of January 31, 2006.

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