Form 10KSB
period 2006-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-21
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
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

State issuer's revenues for its most recent fiscal year $489,320.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 3rd 2006 (4,498,440 shares) was approximately $809,719 using the closing price per share of $0.18, as reported on the Pink Sheets as of such date.

The number of shares of registrant's common stock outstanding as of April 30, 2006 was 6,957,740. As of May 29, 2008, the number of shares of registrant’s common stock outstanding was 10,756,493.

Kings Road Entertainment, Inc.

Annual Report on Form 10-KSB
For the Year Ended April 30, 2006

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The Company’s two wholly-owned subsidiaries include KRTR, Inc., (a New York corporation), and Ticker, Inc., (a California corporation). KRTR, Inc. had ceased operations in 2001 and was dissolved on May 13, 2005. Ticker, Inc. was inactive during the year ending April 30, 2006. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

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

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2006, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

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

The Company’s existing film library is the Company's most valuable asset. The majority of the Company’s current revenues are derived from licensing movie rights to the Home video/DVD market, and the free and pay television markets. The Company has not produced any of its own films since 1996. Over the years, the Company has engaged in a number of activities which were not part of its original core business.

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

On December 22, 2003, the Board resolved to dissolve KRTR. On April 20, 2005, the New York State Department of Taxation and Finance gave consent to the dissolution of the Corporation, and a certificate of dissolution was filed with the State of New York, Department of State. KRTR, Inc. was officially dissolved on May 13, 2005.

Ticker, Inc.
The Company’s wholly-owned subsidiary, Ticker, Inc. has been inactive for the years ending April 30, 2006 and 2005.

As of April 30, 2006, the Company had $4,000 of accrued liabilities relating to its discontinued operations.

The Motion Picture Industry

Overview. Revenues at domestic theaters grew approximately 5.4%, to approximately $9.6 billion in 2007, from approximately $9.2 billion in 2006, according to the Motion Picture Association’s U.S. Theatrical Market: 2007Statistics, the domestic motion picture industry has grown in both revenues and attendance over the past ten years. In 2007, U.S. theater admissions were approximately 1.4 billion.

Competition.  The motion picture industry is highly competitive. The Company faces intense competition from major motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for feature film projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with feature films produced by the Company. Major studios, such as NBC Universal, Paramount Pictures, Sony Pictures Entertainment Inc., Twentieth Century Fox Film Corporation, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment Inc., have historically dominated the motion picture industry. The “major studios” have recently encountered significant competition from smaller studios such as DreamWorks Animation SKG, Lions Gate Films and Metro-Goldwyn-Mayer Studios, Inc. additionally, smaller and “independent” production companies have gained market share and industry acceptance. Presently, the Company is a relatively small entity that will compete with many companies that are larger and significantly better capitalized.

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

Personnel

As of April 30, 2006, the Company has been operated by its two Officer/Directors, as well as an administrative assistant. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

ITEM 1A. RISK FACTORS

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

We have reported losses for the fiscal years ending April 30, 2006 and 2005. Our accumulated deficit exceeded $25.9 million at April 30, 2006. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. Description of Properties

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. On June 1, 2005, the rent for this facility increased by 4.5%. Additionally, the Company rents flexible storage space for its archives.  Rent expense for the Company's office and archive storage space was $29,159 and $28,172 during the twelve months ending April 30, 2006 and 2005, respectively.

ITEM 3. Legal Proceedings

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

On April 18, 2006, the Court entered a final default judgment in favor of the Company, awarded damages in the amount of $332,534 and entered a permanent injunction requiring Berresheim to cease and desist from all use of the name Kings Road in any capacity. Subsequent to this report, the Court issued a Writ of Execution on July 13, 2006, and the Defendant filed an appellate brief to appeal the judgment on October 25, 2006. On March 19, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release (see below: “Settlement of Lawsuits and Entry into a Material Definitive Agreement“).

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

On February 9, 2006, the Company filed a complaint against MBO Media GmbH with the District Court of Darmstadt, Germany, representing a formal demand for information in the form of a royalty statement to be provided by MBO, relating to music royalty income derived by MBO from the German collection society (GEMA) for royalties to certain Kings Road music titles and the subsequent payment to the Company of any such monies received. On April 5, 2006, MBO responded to the German court that there was no information to be provided, as it had received no royalties for the contested Kings Road music titles, nor any statement of account from the GEMA organization. At the same time, MBO Media filed a counterclaim against the Company demanding payment of a total sum of 15,751 Euro, with an additional 5% interest as from February 2004, relating to certain costs invoiced to the Company by MBO Media in December 2003 and January 2004.

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

Settlement of Certain Lawsuits and Entry into a Material Definitive Agreement

Subsequent to the period covered by this report, on March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the following parties: MBO Musikverlags GmbH, a German limited liability company (“MBO Musikverlag”); MBO Media GmbH, a German limited liability company (“MBO Media”) and its new owner, as of March 2006, Tacitus Treuhand, Switzerland (“Tacitus”); Fabulous AG, a Nevada corporation (“Fabulous”), formerly Kings Road Entertainment Corp. (“KREC”), and prior to that Parkland AG (“Parkland”); Metropolitan Worldwide, Inc., a Nevada corporation (“Metropolitan”); Donal C. Tunnell (“Tunnell”); William E. Ottens (“Ottens”); and Lothar Michael Berresheim (“Berresheim”) individually and in his capacity as an officer, director, manager, member and/or shareholder of MBO Musikverlag, MBO Media, Tacitus, Fabulous/KREC/Parkland, KRFame, Florida and KREN Florida, including any affiliates, subsidiaries, parents and other entities controlled, directly or indirectly by Berresheim, (collectively the “Berresheim Entities”). A Settlement and Mutual Release was also concluded with Ms. Beate C. Mueller on March 21, 2007.

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Claim against the Company by Beate C. Mueller

On March 8, 2006, the Company was served with a complaint dated December 12, 2005 filed with the Frankfurt District Court against the Company and company officer Geraldine Blecker individually by Ms. Beate C. Mueller, demanding payment of the total sum of Euro 20,000, plus 10.5% interest as from May 11, 2004. This claim is based on an invoice relating to legal costs incurred in representing Michael Berresheim, a former officer and director of the Company, individually in litigation pertaining to the Company. On March 9, 2006, the Company’s German counsel repudiated this claim.

Subsequent to this report, on March 21, 2007, this matter was resolved with the execution of a Settlement Agreement and Mutual General Release between the parties.

The foregoing event was reported in an 8-K filed on April 23, 2007.

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

Sales Price

	High	Low
Fiscal 2006
First Quarter	$0.15	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.30	$0.06

Fiscal 2005
First Quarter	$0.08	$0.05
Second Quarter	$0.12	$0.06
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.15	$0.10

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

None in the year ending April 30, 2006

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

On August 16, 2005, the Company received $90,000 (less 10% agency commission of $9,000) from New Line Cinema, as an option fee, pertaining to the Company's rights to the movie production, All of Me. The option fee entitles New Line Cinema to the film rights of the remake of All of Me, for a 16-month option period from June 16, 2005 and expiring on October 11, 2006. As per the Company’s letter of agreement with Eclectic Filmworks, LLC of July 1, 2005, all net proceeds are to be equally shared with Eclectic Filmworks, LLC.

In September 2005, Lions Gate Films, Inc., paid the Company the remaining $950,000 of a $1.2 million minimum guaranteed royalty agreement executed on September 30, 2004, for certain royalties related to home video & DVD distribution of certain properties in the Company’s film library for the US domestic market through August 30, 2015. This minimum guaranteed royalty agreement, effective August 20, 2004 through August 30, 2015, included a $250,000 payment which the Company received upon the execution of the agreement, and amended and extended the original Agreement dated August 1, 1998.

On October 31, 2005, the first of two options enabling Rigel USA, Inc. to use the word "Kickboxer" in the title of up to two motion pictures expired, and subsequent to this report, the second option expired on July 31, 2006. Accordingly, the related rights to “Kickboxer” have reverted back to the Company. The Company entered into this Option and License Agreement with Rigel USA, Inc. in June 2004.

Results of Operations for the Twelve Months Ended April 30, 2006 and April 30, 2005

For the year ended April 30, 2006, feature film revenues increased to $489,320 as compared to $270,494 for the year ended April 30, 2005. The increase of $218,826 results primarily from increased revenues from distribution of the Company's feature film library and increased royalties from distribution of home video/DVD.

Costs and expenses increased to $744,844 for the year ended April 30, 2006 as compared to $722,849 during the year ended April 30, 2005. This increase of $21,995 is due primarily to an increase in accruals for Guild residuals associated with the minimum guarantee royalties received by the Company during the reporting period from Lions Gate Films Inc., and payments made to Eclectic Filmworks, LLC according to the agreement from July 1, 2005 relating to the option payment received from New Line Cinema. There was an overall decrease in legal fees during the twelve months ending April 30, 2006 compared to the twelve months ending April 30, 2005.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment
There was no expense or gain recorded in the twelve months ending April 30, 2006 and 2005, for depreciation or amortization of intangible assets, as all assets were fully depreciated prior to those periods.

Other Income (Expense)

Total other income for both periods consisted of the following:

	2006	2005
Other income	$13,910	$9,194
Interest income	15,649	982
Bad Debt Expense	0	(48,232)
Interest expense	(1,526)	(810)

Total other income	$(28,033)	$(38,866)

Other income in the twelve month period ending April 30, 2006, consisted of a tax refund relating to the dissolution of the subsidiary, KRTR Inc. Other income in 2005 consisted of a tax accrual adjustment of $9,194. Interest income on the cash amount held on deposit at City National Bank was significantly greater than the previous year due to the higher average deposit balances. The bad debt expense in the 12 months ended April 30, 2005, was the result of an adjustment to accounts receivables corresponding to the extension of a distribution contract. Interest expense was slightly higher than the previous year due to increased use of the overdraft facility.

Net Loss

The Company’s Net Loss for the years ending April 30, 2006 and 2005 were as follows:

	2006	2005	Variance
Net Loss	$227,491	$491,221	$263,730

The decrease in the net loss during the year ending April 30, 2006, compared to the previous twelve months ending April 30, 2005, of $263,730, was primarily due to these factors:

1.	There was a significant improvement in film revenues of $218,826 for the 12 months ended April 30, 2006, an increase of approximately 81%, compared to the 12 months ended April 30, 2005.
2.
In the 12 months ended April 30, 2006, the increase in costs and expenses primarily related to increased accruals for Guild residuals associated with the minimum guaranteed royalties, and payments made to Eclectic Filmworks, LLC was $21,995, a 3% increase over the 12 months ended April 30, 2005.

3.	A significant reduction in bad debt expense
4.	Greater interest income associated with significantly higher balances in interest bearing accounts.

Liquidity and Capital Resources for the Twelve Month Period Ended April 30, 2006 and 2005

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors, but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2006, was motion picture distribution and licensing income. Management believes that the Company's distribution and licensing income will unlikely be sufficient to fund its ongoing operations.

Cash flows from operating activities
The Company experienced positive cash flows provided by operations in the amount of $625,277 for the twelve month period ended April 30, 2006. This was primarily due to the payment of $950,000 from Lions Gate Films with respect to the domestic, 10 year DVD/Video distribution agreement, which was partially offset by the $227,491 operating loss.

However, due in parts to its operating losses, working capital deficit and ongoing level of expense, the Company's auditors have expressed doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to actively market the Company's film library to various studios and producers for sequel and remake rights. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and access to film production funds, which would help the Company maintain greater ownership of film projects.

The Company had cash of $735,825 and $112,114 at April 30, 2006 and 2005 respectively.

During the years ended April 30, 2006 and 2005, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $15,000,000, which may be offset against future taxable income.

ITEM 7. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Kings Road Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended April. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Jaspers + Hall, PC
Denver, Colorado
July 18, 2008

 KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2006 AND APRIL 30, 2005

	April 30, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$735,825	$112,114
Restricted cash (Note 3)	61,952	60,386
Accounts receivable, trade	113,699	69,764
Prepayments and other current assets	0	4,500
Total current assets	911,476	246,764

OTHER ASSETS
Film development costs, net (Note 5)	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$981,513	$316,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,624	$187,786
Accrued expenses	360,508	256,077
Deferred revenue (Note 6)	1,052,442	215,508
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,615,574	723,371

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at April 30, 2006 and 2005.	69,577	69,577
Additional paid-in capital	25,211,655	25,211,655
Accumulated deficit	(25,687,802)	(25,687,802)
Net Profit (Loss) for Period	(227,491)	0
Total stockholders’ equity (deficit)	(634,061)	(406,570)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$981,513	$316,801

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	Twelve months ended April 30,
	2006	2005

REVENUES
Feature films	$489,320	$270,494

TOTAL REVENUE	489,320	270,494

OPERATING EXPENSES:
Depreciation	0	0
General and administrative	744,844	722,849

Total operating expenses	744,844	722,849

INCOME (LOSS) FROM OPERATIONS	(255,524)	(452,355)

OTHER INCOME (EXPENSE):
Other income (expense)	13,910	9,194
Bad debt expense	0	(48,232)
Interest income	15,649	982
Interest expense	(1,526)	(810)
Total Other Income (Expense)	28,033	(38,866)

INCOME (LOSS) BEFORE INCOME TAXES	(227,491)	(491,221)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(227,491)	$(491,221)

Net income (loss) per share – Basic	$(0.03)	$(0.10)

Basic weighted average number of shares outstanding during the period	6,957,740	4,640,828

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	Twelve months ended April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(227,491)	$(491,221)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to executives, non-cash	0	80,000
Common stock issued for services, non-cash	0	80,000
Adjustments to APIC, non-cash	0	(67)
Change in operating assets and liabilities:
Accounts receivable, trade	(43,935)	97,142
Prepayments and other current assets	4,500	(5,100)
Accounts payable	(49,162)	22,616
Accrued expenses	104,431	9,034
Deferred revenue	836,934	148,181
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	625,277	(59,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from line of credit	0	0
(Increase) decrease in restricted cash	(1,566)	(386)
Common stock issued for cash	0	150,000

Net cash provided by (used in) financing activities	(1,566)	149,614

NET CHANGE IN CASH AND CASH EQUIVALENTS	623,711	90,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,114	21,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$735,825	$112,114

Cash paid for income taxes	$0	$0
Cash paid for interest expenses	$1,526	$810

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2006 and 2005

	Common Stock		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance as of May 1, 2004	3,864,390	$38,644	$24,932,655	$(25,196,581)	$(225,282)

Jan. 16, 2005 Shares issued for debt/services	1,600,000	16,000	144,000	0	160,000

Feb. 11, 2005 Shares issued for cash	1,500,000	15,000	135,000	0	150,000

Net loss for the period	0	0	0	(491,221)	(491,221)

Transfer Agent adjustment	(6,650)	(67)	0	0	(67)

Balance as of April 30, 2005	6,957,740	69,577	25,211,655	(25,687,802)	(406,570)

Net loss for the period	0	0	0	(227,491)	(227,491)

Balance as of April 30, 2006	6,957,740	$69,577	$25,211,655	$(25,915,293)	$(634,061)

KINGS ROAD ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive in each of the years ending April 30, 2006 and 2005. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited (consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at April 30, 2006 and 2005, and the results of operations and cash flows for the years ending April 30, 2006 and 2005 have been included. All inter-company items and transactions have been eliminated in consolidation.

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

d. Newly Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial

Assets and the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the impact, if any, of the entirety of SFAS 157 on its financial position and results of operation.

e. Earnings (Net Loss) Per Share

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

b. Restricted Cash

As of April 30, 2006 and 2005, restricted cash totaled $61,952 and $60,386, respectively, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of April 30, 2006, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED ASSETS

a. Fixed Assets

Fixed assets of the Company at April 30, 2006 and 2005 consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at April 30, 2006 and 2005.

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

At April 30, 2006 and 2005, film development costs totaled $70,037, which was net after an allowance of $30,000. During the years ended April 30, 2006 and 2005, no film development costs were determined to be impaired.

NOTE 6 – LIABILITIES

a. Deferred Revenue

As of April 30, 2006 and 2005, the Company had deferred revenue totaling $1,052,442 and $215,508, respectively. The increase is primarily due to the advanced royalties received from Lions Gate Film’s extension of the home video and DVD distribution agreement. The deferred revenue is being amortized across the length of the agreement, thru August 30, 2015. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 9).

b. Line of Credit

On March 8, 2005, the Company renewed its revolving line of credit loan, which has a principal balance of $60,000. This credit line is, secured by a $60,000 certificate of deposit (see Note 3). During the years ending April 30, 2006 and 2005, the line of credit accrued interest at a rate of 5.70% and 4.55% per annum, respectively. The Company’s credit line will expire on March 1, 2007 unless renewed.

c. Discontinued Operations

The Company has discontinued operations of its Ticker Inc. subsidiary. Ticker Inc has been inactive and had no operations in the years ending April 30, 2006 and 2005. As of April 30, 2006, the Company had $4,000 accrued for liabilities for its discontinued operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. On June 1, 2005 the rent for this facility increased by 4.5%. Additionally, the Company rents flexible storage space for its archives.  Rent expense for the Company's office and archive storage space was $29,159 and $28,172 during the twelve months ending April 30, 2006 and 2005, respectively.

b. Contingent Losses & Litigation

At April 30, 2006, the Company was involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters. Below are updates on those legal matters as to which there were material developments in the year ending April 30, 2006.

Claim Against Michael Berresheim, Eric Ottens, et al.
On April 18, 2006, the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered a final default judgment in favor of the Company in the amount of $332,534 and entered a permanent injunction requiring Mr. Berresheim to cease and desist from all use of the name Kings Road in any capacity. This ruling was pursuant to a September 9, 2004 lawsuit filed by the Company against Mr. Michael Berresheim, a former officer and director of the Company, Mr. Eric Ottens, and two company’s under the control of Messrs Berresheim and Ottens (Kings Road Entertainment Inc., a Florida Corporation and Kings Road to Fame, Inc.) seeking the return of money illegally obtained and converted from the Company, an accounting, and an injunction from further use of its trade name. (See Below Note 12 - Subsequent Events).

Claim on the Company from MBO Media GmbH
On February 9, 2006, the Company filed a complaint against MBO Media GmbH with the District Court of Darmstadt, Germany, representing a formal demand for information in the form of a royalty statement to be provided by MBO, relating to music royalty income derived by MBO from the German collection society (GEMA) for royalties to certain Kings Road music titles and the subsequent payment to the Company of any such monies received. On April 5, 2006, MBO responded to the German court that there was no information to be provided, as it had received no royalties for the contested Kings Road music titles, nor any statement of account from the GEMA organization. At the same time, MBO Media filed a counterclaim against the Company demanding payment of a total sum of 15,751 Euro, with an additional 5% interest as from February 2004, relating to certain costs invoiced to the Company by MBO Media in December 2003 and January 2004. (See Below Note 12 - Subsequent Events).

Claim against the Company by Beate C. Mueller
On March 8, 2006, the Company was served with a complaint dated December 12, 2005 filed with the Frankfurt District Court against the Company and company officer Geraldine Blecker individually by Ms. Beate C. Mueller, demanding payment of the total sum of Euro 20,000, plus 10.5% interest as from May 11, 2004. This claim is based on an invoice relating to legal costs incurred in representing Michael Berresheim, a former officer and director of the Company, individually in litigation pertaining to the Company. On March 9, 2006, the Company’s German counsel repudiated this claim. (See Below Note 12 - Subsequent Events).

c. Other Commitments and Contingencies

In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 8 - COMMON STOCK

At April 30, 2006 and 2005 the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding at April 30, 2006 and April 30, 2005. No common stock transactions transpired in the year ended April 30, 2006.

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

These periods are dynamic and as new media, distribution platforms and consumer behavior dictate, are continuously changing.

N0TE 10 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2006, the Company has a deficit in working capital of $704,098, has an accumulated deficit of approximately $25,915,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 12 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

Subsequent to the period covered by this report, on October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the Company's rights to the movie production, All of Me, for an additional 18-month period, up to and including April 11, 2008. The option period was extended by the duration of the writers’ strike to the first working day after July 19, 2008.

b. Settlement of Related Lawsuits and Entry into a Material Definitive Agreement

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

The foregoing event was reported in an 8-K filed on April 23, 2007

c. Settlement of other Lawsuits

Subsequent to this report, on March 21, 2007, the claim against the Company by Beate C. Mueller was resolved with the execution of a Settlement Agreement and Mutual General Release between the parties on March 23, 2007.

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

Net deferred tax assets consist of the following components as of April 30, 2006 and 2005:

	2006	2005

Deferred tax assets: NOL Carryover	$6,174,000	$6,100,000

Deferred Tax liabilities:	0	0

Valuation Allowance	(6,174,000)	(6,100,000)

Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2006 and 2005 due to the following:

	2006	2005

Book income (loss)	$(88,721)	$(191,602)

Meals and entertainment	6,492	1,486

State tax	(312)	(40)

Accrued expenses	82,541	190,156

Valuation Allowance	0	0

	$0	$0

At April 30, 2006, the Company had net operating loss carry-forwards of approximately $15,000,000 that may be offset against future taxable income from the year 2007 through 2025. No tax benefit has been reported in the April 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On August 15, 2007, the Company filed an 8-K/A to correct errors in the 8-K filed on June 13, 2007, which failed to state: (i) the specific identity of the financial statement that should no longer be relied upon; (ii) a description of all the information provided by the accountant and a disclosure of the nature of the restatements; (iii) a letter from the accountants indicating whether or not they agree with the disclosures in the Form 8-K; (iv) a statement of when the restated financial statements and delinquent filings will be filed; and (v) a statement from the Registrant acknowledging that the Registrant is responsible for the adequacy and accuracy of the disclosure in the filings. The following documentation was likewise attached as an Exhibit to the prior filing: Correspondence from HJ & Associates, Correspondence from HJ & Associates, LLC, regarding Non-Reliance Upon Previously issued interim review dated April 23, 2007; Correspondence from Jaspers and Hall PC, as to whether or not it agrees with the disclosures in the Form 8-K; Correspondence from Registrant acknowledging that it is responsible for the adequacy and accuracy of the disclosures in the filings.

ITEM 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, as amended, our President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

On June 9, 2005, in order to clarify and limit individual Officer’s authority, the Company’s Board of Directors unanimously adopted a policy wherein no individual officer or employee of the Company shall be authorized to commit to any material binding liability and/or contractual obligation without full prior disclosure to and the prior consent and approval of the Board. This policy shall include, but is not limited to, such transactions as a sale or disposal of Company assets, entering into any employment and/or retainer agreement, authorizing exclusive representation of the Company and/or its properties by any third party, any material purchase or financial commitment to a third party. Other than the implementation of this policy, there were no other changes in our internal control over financial reporting during the year ended April 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

Credit / Overdraft Facility

On March 4, 2004, the Company signed a Corporate Resolution to borrow from and grant collateral to the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210 for an initial term of one year. The initial principal granted under a Certificate of Deposit and amount borrowed on a Revolving Line of Credit, on the same date, was $60,000. On March 8, 2005, the Company signed a Change in Terms Agreement renewing its Certificate of Deposit and continuing to borrow $60,000 at an annual interest rate of 4.550% through March 1, 2006. On March 2, 2006, the Company signed an additional Change in Terms Agreement renewing its Certificate of Deposit and continuing to borrow $60,000 at an annual interest rate of 5.70% through March 1, 2007.

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

Name	Age	Position	Director Since

Philip Holmes	52	President and Director	October 2003

Robert Kainz	46	Chief Financial Officer	February 2008

Monika Nosic	34	Director	November 2007

The directors and officers for the fiscal year ended April 30, 2006 are set for as follows:

Name	Age	Position	Director Since

H. Martin DeFrank	59	President, Chief Financial Officer and Director	March 2001

Geraldine Blecker	59	CEO Secretary and Director	March 2001

Philip Holmes	50	Independent Director	October 2003

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

LEGAL PROCEEDINGS

Subsequent to the period covered by this report, the Board of Directors voted to appoint independent counsel to review certain transactions that occurred during the period covered by this report as well as prior and subsequent periods. This review resulted in the Company filing a complaint against one of the incumbent Officers and Directors during the period covered by this report, Mr. H. Martin DeFrank, for breach of fiduciary duty, usurpation of a corporate opportunity, civil theft, fraud and conversion. This complaint was filed on June 13, 2007.

Subsequent to the period covered by this report, the Company entered into a settlement agreement and mutual release with Mr. DeFrank. The agreement was consummated on July 15, 2008 and details were published in an 8-K filing on July 18, 2008

No other officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended April 30, 2006, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the initial Forms 3 and 4 of each officer and director was filed late.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mr. H. Martin DeFrank our President and Chief Financial Officer, Ms. Geraldine Blecker our CEO and Company Secretary, and are our only executive officers and employees whose total cash compensation exceeded $100,000, or the named executive officers and employees, in fiscal year 2006.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $		Bonus $	Accrued Salary $	Restricted Stock Awards		Securities Underlying Options/SAR’s	LTIP Payouts $	All other Comp. $
H. Martin DeFrank	2006	83,000	(2)	0	12,000
President/CFO	2005	54,000		4,500	(4,000)	400,000	(1)
	2004	48,000		3,000	24,000

Geraldine Blecker	2006	74,000	(2)	4,500	36,000
CEO	2005	54,000		4,500	(4,000)	400,000	(1)
	2004	48,000		3,000	24,000

(1)	On January 16th 2005 award of 400,000 shares of common stock in exchange for accrued payroll liability of $40,000 for each executive officer.
(2)	On September 23, 2005 and on April 21, 2006, the executive officers received additional payments which were deducted from their accrued salary.

Option Grants

No stock options were granted or exercised during the year ended April 30, 2006.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 30, 2006, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended April 30, 2006, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares.

			Shares
			Presently		Percentage
			Acquirable		of Class
			Within 60		Beneficially
Beneficial Owner	Shares		Days	Total	Owned

MBO Musik Verlag GmbH (2)	577,479			577,479	8.3%
Moerfelden, Germany

MBO GmbH (2)	373,350			373,350	5.4%
Moerfelden, Germany

Parkland AG (2)	500,418			500,418	7.2%
Pompano Beach, FL

Geraldine Blecker	850,000			850,000	12.2%
Frankfurt, Germany

H. Martin DeFrank	500,000			500,000	7.2%
Beverly Hills, CA

Philip Holmes	1,009,300	(1)		1,009,300	14.5%
Koblenz, Germany

(1)
This number includes 800,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by director Philip M. Holmes and therefore an affiliate of the Company.

(2)
Subsequent to the date of this report, these 1,451,247 shares were returned to the Company, retired and cancelled as a result of the settlement agreement with the beneficial owner and his entities on March 19, 2007. (Refer to lawsuits and subsequent events for further details)

Changes in Control

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Company's independent accountants for the fiscal year ended April 30, 2006 and 2005 was Jaspers & Hall PC.

(a) Audit Fees.

For the fiscal years ended 2006 and 2005, the aggregate fees billed by Jaspers & Hall, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $15,000 and $20,000, respectively.

(b) Audit-Related Fees.

For the fiscal years ended 2006 and 2005 Jaspers & Hall PC did not bill for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2006 and 2005, Jaspers & Hall PC, did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2006 and 2005.

(d) All Other Fees.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KINGS ROAD ENTERTAINMENT, INC.

/s/ Philip Holmes
PHILIP HOLMES, President (Principal executive officer)

/s/ Robert Kainz
Dated: July 18, 2008	Robert Kainz, Chief Financial Officer (Principal financial officer)

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on July 18, 2008.

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