Form 10QSB
period 2006-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-28
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2006
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2006 was 6,957,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended July 31, 2006

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2006 AND APRIL 30, 2006

	July 31, 2006	April 30, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$705,544	$735,825
Restricted cash	61,952	61,952
Accounts receivable, trade	38,368	113,699
Prepayments and other current assets	0	0
Total current assets	805,864	911,476

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$875,901	$981,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,338	$138,624
Accrued expenses	383,771	360,508
Deferred revenue	1,020,169	1,052,442
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,598,278	1,615,574

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,957,740 shares issued and outstanding at July 31 and April 30, 2006	69,577	69,577
Additional paid-in capital	25,211,655	25,211,655
Accumulated deficit	(25,915,293)	(25,687,802)
Net Profit (Loss) for Period	(88,316)	(227,491)
Total stockholders’ equity (deficit)	(722,377)	(634,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875,901	$981,513

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	Three months ended July 31,
	2006	2005
REVENUES
Feature films	$67,002	$96,213
TOTAL REVENUE	67,002	96,213

OPERATING EXPENSES:
General and administrative	162,218	185,215
Total operating expenses	162,218	185,215

INCOME (LOSS) FROM OPERATIONS	(95,216)	(89,002)

OTHER INCOME (EXPENSE):
Other income	0	13,910
Interest income	6,900	890
Interest expense	0	(900)
Total Other Income	6,900	13,900

INCOME (LOSS) BEFORE INCOME TAXES	(88,316)	(75,102)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(88,316)	$(75,102)

Net income (loss) per share - Basic	$(0.01)	$(0.01)

Basic weighted average number of shares outstanding during the period	6,957,740	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	Three months ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(88,316)	$(75,102)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	75,331	13,447
Prepayments and other current assets	0	4,500
Accounts payable	(8,286)	13,313
Accrued expenses	23,263	31,722
Deferred revenue	(32,273)	(32,932)
Net cash (used in) provided by operating activities	(30,281)	(45,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	0	(776)
Net cash provided by (used in) financing activities	0	(776)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,281)	(45,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	735,825	112,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$705,544	$66,286

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of July 31, 2006

NOTE 1 - NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its wholly-owned subsidiary (the "Company" or "Registrant"), has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation) was inactive during the three months ending July 31, 2006. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2006, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2006, and the results of operations and cash flows for the three months ended July 31, 2006 have been included. The results of operations for the three months ended July 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

NOTE 3 - CURRENT ASSETS

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

b. Restricted Cash

As of July 31, 2006, restricted cash totaled $61,952, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2006, none of the Company's accounts receivable was from foreign distributors.
.
NOTE 4 - FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at July 31, 2006, consisted of various items of office equipment with a historical cost of $5,993 and a $0 net book value. All of these items were fully depreciated at July 31, 2006.

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

At July 31, 2006, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three months ended July 31, 2006, no film development costs were determined to be impaired.

NOTE 5 - LIABILITIES

a. Deferred Revenue

As of July 31, 2006, the Company has deferred revenue totaling $1,020,169. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 2, 2006, the Company renewed its revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). During the period ending July 31, 2006, the line of credit accrued interest at a rate of 5.70% per annum. The Company’s credit line will expire on March 1, 2007 unless renewed.

c. Discontinued Operations

As of July 31, 2006, the Company has $4,000 of accrued liabilities outstanding for its discontinued operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. Additionally, the Company rents flexible storage space for its archives.  Rent expense for the Company's office and archive storage space was $7,661 and $7,078 during the three months ending July 31, 2006 and 2005, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2006, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At July 31, 2006, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At July 31, 2006, the Company had 12,000,000 authorized shares of common stock, of which 6,957,740 shares were issued and outstanding. During the three months ended July 31, 2006, no new stock was either issued or authorized.

NOTE 8 - RECOGNITION OF REVENUES

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

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical		0-3 months
All international markets		1-12 years
Domestic home video	3-6 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 - DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2006, the Company has a deficit in working capital of $792,414, an accumulated deficit of approximately $25,915,300, and recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

Subsequent to the period covered by this report, on October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the Company's rights to the movie production, All of Me, for an additional 18-month period, up to and including April 11, 2008. The $90,000 option extension fee was split equally with Eclectic Filmworks LLC, as per a letter of agreement executed on July 1, 2005. The option period was further extended to July 21, 2008, pursuant to the Writers’ Guild strike of 2007 and 2008.

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

c. Shareholder Complaint against the Company and Derivative Suit

Subsequent to this report, on December 16, 2006, a shareholder filed a complaint in the State of Delaware to Compel an Annual Meeting of Shareholders. The complaint alleged that certain members of the Board of Directors were acting in a manner that may be for their own interests and detrimental to that of the shareholders at large. Legal counsel for the Company has reviewed the case and deemed that the necessary steps have not been completed to effectuate this petition and likewise deemed the matter to be inactive at that time. The foregoing event was reported in an 8-K filed on April 23, 2007

Subsequent to this report, the same shareholder filed a complaint in the U.S. District Court of California for and on behalf of the Shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. The case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007

Subsequent to this report, on July 24, 2007, the same shareholder, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court (against four Directors of the Company as well as the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

Subsequent to this report, on September 28, 2007, the Company filed a demurrer on the grounds that the Plaintiff failed to set forth facts sufficient to state a cause of action against Defendants or disprove that the Directors acted in valid exercise of their business judgment according to Delaware Law. On January 4, 2008, the Plaintiff dismissed the case without prejudice.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended July 31, 2006 and July 31, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2006.

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

Results of Operations

The Three Months Ended July 31, 2006 vs. the Three Months Ended July 31, 2005

For the quarter ended July 31, 2006, feature film revenues were $67,002 as compared to $96,213 for the quarter ended July 31, 2005. The decrease of $29,211 results primarily from decreased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $162,218 for the quarter ended July 31, 2006 as compared to $185,215 during the quarter ended July 31, 2005. This decrease of $22,997 primarily results from a decrease in professional fees.

The Company had a net loss of $88,316 for the quarter ended July 31, 2006 as compared to a net loss of $75,102 for the quarter ended July 31, 2005. This increased loss of $13,214 results primarily from a decrease in film revenues which was partially offset by a decrease in professional fees.

Liquidity and Capital Resources

For the three months ended July 31, 2006, the Company's net cash used in operating activities was $30,281 compared to net cash used in operating activities of $45,042 during the comparable period in 2005. At July 31, 2006, the Company had cash of $705,544 as compared to $66,286 at July 31, 2005.

The Company's principal source of working capital during the three month period ended July 31, 2006 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of July 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2006, the Court entered a final default judgment in favor of the Company, awarded damages in the amount of $332,534 and entered a permanent injunction requiring Berresheim to cease and desist from all use of the name Kings Road in any capacity. Subsequent to this report, Defendant filed an appellate brief to appeal the judgment on October 25, 2006.

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Other litigation

As of July 31, 2006, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the three month period ending July 31, 2006

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2006.

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

KINGS ROAD ENTERTAINMENT, INC. (Registrant)

Date: July 23, 2008	By:	/s/ Philip Holmes
Philip Holmes, President