Form 10QSB
period 2006-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-28
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2006
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2006 was 7,157,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended October 31, 2006

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2006 AND APRIL 30, 2006

	October 31, 2006	April 30, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$669,973	$735,825
Restricted cash	61,952	61,952
Accounts receivable, trade	15,885	113,699
Prepayments and other current assets	0	0
Total current assets	747,810	911,476

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$817,847	$981,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,909	$138,624
Accrued expenses	396,146	360,508
Deferred revenue	1,034,646	1,052,442
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,669,701	1,615,574

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 7,157,740 shares issued and outstanding at October 31, 2006 and 6,957,740 at April 30, 2006 respectively.	71,577	69,577
Additional paid-in capital	25,241,655	25,211,655
Accumulated deficit	(25,915,293)	(25,687,802)
Net Profit (Loss) for Period	(249,793)	(227,491)
Total stockholders’ equity (deficit)	(851,854)	(634,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$817,847	$981,513

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 and 2005
(Unaudited)

	Three months ended October 31,
	2006	2005
REVENUES
Feature films	$50,371	$176,665
TOTAL REVENUE	50,371	176,665

OPERATING EXPENSES:
General and administrative	218,900	276,422
Total operating expenses	218,900	276,422

INCOME (LOSS) FROM OPERATIONS	(168,529)	(99,757)

OTHER INCOME (EXPENSE):
Interest income	7,052	1,550
Interest expense	0	(625)
Total Other Income (Expense)	7,052	925

INCOME (LOSS) BEFORE INCOME TAXES	(161,477)	(98,832)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(161,477)	$(98,832)

Net income (loss) per share - Basic	$(0.02)	$(0.01)

Basic weighted average number of shares outstanding during the period	7,041,436	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 and 2005
(Unaudited)

	Six months ended October 31,
	2006	2005
REVENUES
Feature films	$117,373	$272,878
TOTAL REVENUE	117,373	272,878

OPERATING EXPENSES:
General and administrative	381,118	461,637
Total operating expenses	381,118	461,637

INCOME (LOSS) FROM OPERATIONS	(263,745)	(188,759)

OTHER INCOME (EXPENSE):
Other income	0	13,910
Interest income	13,952	2,440
Interest expense	0	(1,525)
Total Other Income	13,952	14,825

INCOME (LOSS) BEFORE INCOME TAXES	(249,793)	(173,934)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(249,793)	$(173,934)

Net income (loss) per share - Basic	$(0.04)	$(0.02)

Basic weighted average number of shares outstanding during the period	7,041,436	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 and 2005
(Unaudited)

	Six months ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(249,793)	$(173,934)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Common stock issued for services	32,000	0
Change in operating assets and liabilities:
Accounts receivable, trade	97,814	(5,584)
Prepayments and other current assets	0	4,500
Accounts payable	36,285	(28,344)
Accrued expenses	35,638	88,336
Deferred revenue	(17,796)	884,795
Net cash provided by (used in) operating activities	(65,852)	769,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for services	0	0
(Increase) decrease in restricted cash	0	(1,170)
Net cash provided by (used in) financing activities	0	(1,170)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,852)	768,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	735,825	112,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$669,973	$880,713

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of October 31, 2006

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the three month period ending October 31, 2006. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2006, the results of operations for the three and six month periods ended October 31, 2006 and cash flows the six month period ended October 31, 2006 have been included. The results of operations for the three and six month periods ended October 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of October 31, 2006, restricted cash totaled $61,952, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2006, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 - FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at October 31, 2006, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at October 31, 2006.

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

At October 31, 2006, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended October 31, 2006, no film development costs were determined to be impaired.

NOTE 5 - LIABILITIES

a. Deferred Revenue

As of October 31, 2006, the Company has deferred revenue totaling $1,034,646. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 2, 2006, the Company renewed a revolving line of credit loan with a beginning principal balance of $60,000, and secured by a $60,000 certificate of deposit (see Note 3). During the period ending October 31, 2006, the line of credit accrued interest at a rate of 5.70% per annum. The Company’s credit line will expire on March 1, 2007 unless renewed.

c. Discontinued Operations

As of October 31, 2006, the Company has $4,000 of accrued liabilities outstanding for its discontinued operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. The Company moved its registered office to 468 N. Camden Drive, Beverly Hills and rented additional office space in Beverly Hills during September 2006. During the period ending October 31, 2006, there was a one month overlap of rental expense during the relocation.  The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $9,089 and $7,296 during the three months ending October 31, 2006 and 2005, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2006, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At October 31, 2006, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At October 31, 2006, the Company had 12,000,000 authorized shares of common stock, of which 7,157,740 shares were issued and outstanding. On August 9, 2006, upon the appointment of Messrs. Moseman and Shane to the board of directors, the Company authorized the issuance of 100,000 restricted shares of the Company’s common stock to each of Messrs. Moseman and Shane, as non-cash compensation for their services as directors of the Company. The estimated value of the stock was $32,000.

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

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical		0-6 months
All international markets		1-12 years
Domestic home video	3-6 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

N0TE 9 - DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2006, the Company has sustained recent losses from operations, has a deficit in working capital of $921,891, and has an accumulated deficit of approximately $26,165,086. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

b. Shareholder Complaint against the Company and Derivative Suit

Subsequent to this report, on December 16, 2006, shareholder John M. Burnley, filed a complaint in the State of Delaware to Compel an Annual Meeting of Shareholders. The complaint alleged that certain members of the Board of Directors were acting in a manner that may be for their own interests and detrimental to that of the shareholders at large. Legal counsel for the Company has reviewed the case and deemed that the necessary steps have not been completed to effectuate this petition and likewise deemed the matter to be inactive at that time. The foregoing event was reported in an 8-K filed on April 23, 2007

Subsequent to this report, the same shareholder filed a complaint in the U.S. District Court of California for and on behalf of the Shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. The case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007

Subsequent to this report, on July 24, 2007, the same shareholder, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court (against four Directors of the Company as well as the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

Subsequent to this report, on September 28, 2007, the Company filed a demurrer on the grounds that the Plaintiff failed to set forth facts sufficient to state a cause of action against Defendants or disprove that the Directors acted in valid exercise of their business judgment according to Delaware Law. On January 4, 2008, the Plaintiff dismissed the case without prejudice.

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with shareholder Mr. John M. Burnley. The foregoing event was filed in an 8-K on July 18, 2008.

c. Litigation with Director and Former Officer

Subsequent to this report, on June 13, 2007, the Company filed a lawsuit against Director, H. Martin DeFrank, and Sloan Squared, LTC, (“Sloan”), for breach of fiduciary duty, constructive fraud, usurping corporate opportunity, and conversion. The foregoing events were reported in an 8-K filed on July 10, 2007.

Subsequent to this report, on August 15, 2007, Mr. DeFrank filed a complaint against the Company and three Directors alleging wrongful termination, negligence and violation of the Fair Employment and Housing Act. This complaint was amended on October 12, 2007.

Subsequent to this report, on November 13, 2007, the Company and the three named directors filed a demurrer against this amended complaint. On January 7, 2008, the court issued a tentative ruling upholding the individual Directors’ demurrer on all counts without leave to amend. On February 14, 2008, the court dismissed Mr. DeFrank’s complaint in its entirety.

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with former President and Director DeFrank. The foregoing event was filed in an 8-K on July 18, 2008.

d. Ashford Capital, LLC stock purchase and rescission thereof

Subsequent to this report, on March 1, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) with Ashford Capital, LLC, (“Ashford”) with a Closing Date of March 8, 2007, upon which the Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The foregoing event was reported in an 8-K filed on April 23, 2007.

Subsequent to this report, on May 4, 2007, a Rescission and Mutual Release Agreement (“Rescission Agreement”) was entered into by and between Ashford and the Company, thereby terminating the obligations of both parties under the above mentioned SPA. Pursuant to the Rescission Agreement, Ashford agreed to return the Shares acquired pursuant to the SPA and the Company agreed to return to Ashford $300,000 (USD) representing reimbursement for the purchase price of the Shares. The foregoing event was reported in an 8-K filed on June 12, 2007

The Company is not aware of any further pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended October 31, 2006 and October 31, 2005, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2006.

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

On October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the film remake rights to the movie, All of Me, for an additional 18-month period, up to and including April 11, 2008. The $90,000 option extension fee was split equally with Eclectic Filmworks LLC, as per a letter of agreement executed on July 1, 2005.

Results of Operations

The Three Months Ended October 31, 2006 vs. the Three Months Ended October 31, 2005

For the quarter ended October 31, 2006, feature film revenues were $50,371 as compared to $176,665 for the quarter ended October 31, 2005. The decrease of $126,294 results primarily from decreased revenue from distribution of the Company's feature film library.

Costs and expenses amounted to $218,900 for the quarter ended October 31, 2006 as compared to $276,422 during the quarter ended October 31, 2005. This decrease of $57,522 is primarily due to a decrease in accruals for Guild residuals related to the low distribution income for the period.

The Company had a net loss of $161,477 for the quarter ended October 31, 2006 as compared to the net loss of $98,832 for the quarter ended October 31, 2005. This increase of the net loss of $62,645 results primarily from a decrease in revenues that was only partially offset by the decrease in Guild residual accruals.

The Six Months Ended October 31, 2006 vs. the Six Months Ended October 31, 2005

For the six month period ended October 31, 2006, feature film revenues were $117,373 as compared to $272,878 for the six month period ended October 31, 2005. The decrease of $155,505 results primarily from decreased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $381,118 for the six months ended October 31, 2006 as compared to $461,637 during the six months ended October 31, 2005. This decrease of $80,519 is primarily due to a decrease in professional fees and a decrease in accruals for Guild residuals.

The Company had a net loss of $249,793 for the six month period ended October 31, 2006 as compared to net loss of $173,934 for the comparable period ended October 31, 2005. This decreased net loss of $75,859 results primarily from decreased film revenues, which was partially offset by decreases in professional fees and accruals for Guild residuals.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and six month periods ended October 31, 2006 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the six months ended October 31, 2006, the Company's net cash flow used in operating activities was $65,852 compared to net cash provided by operating activities of $769,769 during the period ended October 31, 2005. At October 31, 2006, the Company had cash of $669,973 as compared to $880,713 at October 31, 2005.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure, Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of October 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended October 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Other litigation

As of October 31, 2006, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2006, in conjunction with the appointment of Messrs. Moseman and Shane to the board of directors (see Item above), the Company authorized the issuance of 100,000 restricted shares of the Company’s common stock to each of Messrs. Moseman and Shane, as non-cash compensation for their services as directors of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The foregoing event was filed in an 8-K of August 19, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of October 31, 2006.

ITEM 5. OTHER INFORMATION

On August 9, 2006 the Board of Directors, by resolution, increased the number of seats on the Board of Directors from three (3) to five (5). Concurrent with this resolution, the Board appointed Messrs. George Moseman and Michel Shane to the Board of Directors. All directors serve for a term of one year or until the next annual meeting of shareholders at which their successors are duly elected and qualified. In accordance with the resolution, the aforementioned shares were issued on August 15, 2006. The foregoing events were reported in an 8-K filed on August 19, 2006.

In its Resolution of August 21, 2006, the Board of Directors resolved that per agreement of Ms. Blecker and Mr. De Frank, their accrued salaries of $3,000 per month for the next four months beginning September 1, 2006, shall neither be paid nor accrued on the Company’s books. At the same time, the Board ratified the prior bonuses granted and paid by the Company.

On September 27, 2006, the Board resolved to change the Company's official registered office from 447-B Doheny Drive, Beverly Hills, CA 90210 to 468 N. Camden Drive, Beverly Hills, CA 90210.

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