Form 10QSB
period 2007-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-28
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended January 31, 2007
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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2007 was 7,157,740 shares, all of one class of $0.01 par value Common Stock. As of April 2nd, 2008 the number of shares outstanding of each of the Registrant’s classes of common stock was 10,756,493

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended January 31, 2007

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2007 AND APRIL 30, 2006

	January 31, 2007	April 30, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$456,993	$735,825
Restricted cash	61,952	61,952
Accounts receivable, trade	0	113,699
Prepayments and other current assets	5,190	0
Total current assets	524,135	911,476

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$594,172	$981,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,764	$138,624
Accrued expenses	382,253	360,508
Deferred revenue	994,123	1,052,442
Line of credit	60,000	60,000
Liabilities from discontinued operations	4,000	4,000
Total current liabilities	1,620,140	1,615,574

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 7,157,740 shares issued and outstanding at January 31, 2007 and 6,957,740 at April 30, 2006 respectively.	71,577	69,577
Additional paid-in capital	25,241,655	25,211,655
Accumulated deficit	(25,915,293)	(25,687,802)
Net Profit (Loss) for Period	(423,907)	(227,491)
Total stockholders’ equity (deficit)	(1,025,968)	(634,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,172	$981,513

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2007 and 2006
(Unaudited)

	Three months ended January 31,
	2007	2006
REVENUES
Feature films	$48,184	$120,639
TOTAL REVENUE	48,184	120,639

OPERATING EXPENSES:
General and administrative	228,096	124,278
Total operating expenses	228,096	124,278

INCOME (LOSS) FROM OPERATIONS	(179,912)	(3,639)

OTHER INCOME
Interest income	5,798	6,855
Total Other Income	5,798	6,855

INCOME (LOSS) BEFORE INCOME TAXES	(174,114)	3,216

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(174,114)	$3,216

Net income (loss) per share - Basic	$(0.02)	$0.00

Basic weighted average number of shares outstanding during the period	7,157,740	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 and 2006
(Unaudited)

	Nine months ended January 31,
	2007	2006
REVENUES
Feature films	$165,557	$393,517
TOTAL REVENUE	165,557	393,517

OPERATING EXPENSES:
General and administrative	609,214	585,915
Total operating expenses	609,214	585,915

INCOME (LOSS) FROM OPERATIONS	(443,657)	(192,398)

OTHER INCOME
Other income	0	13,910
Interest income	19,750	9,295
Interest expense	0	(1,525)
Total Other Income	19,750	21,680

INCOME (LOSS) BEFORE INCOME TAXES	(423,907)	(170,718)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(423,907)	$(170,718)

Net income (loss) per share - Basic	$(0.06)	$(0.02)

Basic weighted average number of shares outstanding during the period	7,080,204	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 and 2006
(Unaudited)

	Nine months ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(423,907)	$(170,718)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Common stock issued for services	32,000	0
Change in operating assets and liabilities:
Accounts receivable, trade	113,699	(58,178)
Prepayments and other current assets	(5,190)	4,500
Accounts payable	41,140	(48,992)
Accrued expenses	21,745	107,947
Deferred revenue	(58,319)	852,523
Net cash provided by (used in) operating activities	(278,832)	687,082

CASH FLOWS FROM FINANCING ACTVITIES:
(Increase) /decrease in restricted cash	0	(1,566)
Net cash provided by (used in) financing activities	0	(1,566)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(278,832)	685,516
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	735,825	112,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$456,993	$797,630

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of January 31, 2007

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation) was inactive during the three month period ending January 31, 2007. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2007, the results of operations for the three and nine month periods ended January 31, 2007 and cash flows for the nine month period ended January 31, 2007 have been included. The results of operations for the three and nine month periods ended January 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of January 31, 2007, restricted cash totaled $61,952, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD are classified as restricted as long as the related line of credit is outstanding.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of January 31, 2007, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 - FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at January 31, 2007, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at January 31, 2007.

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

At January 31, 2007, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended January 31, 2007, no film development costs were determined to be impaired.

NOTE 5 - LIABILITIES

a. Deferred Revenue

As of January 31, 2007, the Company has deferred revenue totaling $994,123. The Company is following the guidelines of SOP 00-02 for film production and distribution.

b. Line of Credit

On March 4, 2004, the Company entered into a revolving line of credit loan with a beginning principal balance of $60,000, secured by a $60,000 certificate of deposit (see Note 3). The Company’s credit line will expire on March 1, 2007 unless renewed.

c. Discontinued Operations

As of January 31, 2007, the Company has $4,000 of accrued liabilities outstanding for its discontinued operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company has its registered office at 468 N. Camden Drive, Beverly Hills and rented additional office space on S. Canon Drive, Beverly Hills during September 2006. The Company also rents flexible storage space for its archives. Rent expense for the Company's office and archive storage space was $8,355 and $7,391 during the three months ending January 31, 2007 and 2006, respectively.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2006, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At January 31, 2007, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At January 31, 2007, the Company had 12,000,000 authorized shares of common stock, of which 7,157,740 shares were issued and outstanding. During the three month period ended January 31, 2007, no new stock was either issued or authorized.

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

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical		0-3 months
All international markets		1-12 years
Domestic home video/DVD	3-6 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

These periods are dynamic and as new media, distribution platforms and consumer behavior dictate, they will continue to change.

N0TE 9 - DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2007, the Company has a deficit in working capital of $1,096,005, has an accumulated deficit of approximately $26,339,200, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that have produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

b. Shareholder Complaint against the Company and Derivative Suit

Subsequent to this report on April 18, 2007, shareholder John M. Burnley filed a complaint in the U.S. District Court of California for and on behalf of the Shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. The case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007.

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

c. Litigation with Director and Former Officer

Subsequent to this report, on June 13, 2007, the Company filed a lawsuit against Director, H. Martin DeFrank, and Sloan Squared, LTC, (“Sloan”), for breach of fiduciary duty, constructive fraud, usurping corporate opportunity, and conversion. The foregoing event was reported in an 8-K filed on July 10, 2007.

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

Subsequent to this report, on May 4, 2007, a Rescission and Mutual Release Agreement (“Rescission Agreement”) was entered into by and between Ashford and the Company, thereby terminating the obligations of both parties under the above mentioned SPA. Pursuant to the Rescission Agreement, Ashford agreed to return the Shares acquired pursuant to the SPA and the Company agreed to return to Ashford $300,000 (USD) representing reimbursement for the purchase price of the Shares. The foregoing event was reported in an 8-K filed on June 12, 2007.

The Company is not aware of any further pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended January 31, 2007 and January 31, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2006.

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

Results of Operations

The Three Months Ended January 31, 2007 vs. the Three Months Ended January 31, 2006

For the quarter ended January 31, 2007, feature film revenues were $48,184 as compared to $120,639 for the quarter ended January 31, 2006. The decrease of $72,455 results primarily from decreased revenues from distribution of the Company's feature film library.

Costs and expenses increased to $228,096 for the quarter ended January 31, 2007 as compared to $124,278 during the quarter ended January 31, 2006. This increase of $103,818 is due primarily to an increase in professional fees.

The Company had a net loss of $174,114 for the quarter ended January 31, 2007 as compared to net income of $3,216 in the quarter ended January 31, 2006. This increase of net loss of $177,330 results primarily from a decrease in film revenues, and an increase in professional fees.

The Nine Months Ended January 31, 2007 vs. the Nine Months Ended January 31, 2006

For the nine month period ended January 31, 2007, feature film revenues were $165,557 as compared to $393,517 for the nine month period ended January 31, 2006. The decrease of $227,960 results primarily from decreased revenues on distribution of the Company's feature film library.

Costs and expenses increased to $609,214 for the nine months ended January 31, 2007 as compared to $585,915 during the nine months ended January 31, 2006. This increase of $23,299 is due primarily to an increase professional fees.

The Company had a net loss of $423,907 for the nine month period ended January 31, 2007 as compared to net loss of $170,718 for the comparable period ended January 31, 2006. This increased net loss of $253,189 results primarily from a decrease in revenues from distribution of the Company's feature film library and increased professional fees.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and nine month periods ended January 31, 2007 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the nine months ended January 31, 2007, the Company's net cash used in operating activities was $278,832 compared to net cash provided by operating activities of $687,082 during the comparable period in 2006. At January 31, 2007, the Company had cash of $456,993 as compared to $797,630 at January 31, 2006.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.
ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of January 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended January 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Demand for Inspection of Company Records

On March 30, 2005 the Company received a letter from an attorney representing Kings Road Enterprises Corp. (formerly Parkland AG, an entity controlled by a former Director and Officer of the Company), seeking to inspect the Corporation's stock ledger, list of its stockholders, and its other books and records and to make copies or extracts there from, all as provided in Section 220 of the Delaware General Corporation Law , which states that the purpose of the demand and the inspection is (i) to make a determination as to the value of the Stockholder's stock in the Corporation, (ii) to investigate the Corporation's compliance with applicable laws, including but not limited to applicable corporate and securities laws and its own organizational and operational requirements as may be set forth in the books and records, based upon a reasonable suspicion of mismanagement and/or self-dealing due, among other things, to the apparent sale of stock to certain stockholders for less than its actual value. The Company's counsel has complied with this demand.

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

The foregoing event was reported in an 8-K filed on April 23, 2007

Shareholder Complaint against the Company and Derivative Suit

On December 16, 2006, shareholder John M. Burnley, filed a complaint in the State of Delaware to Compel an Annual Meeting of Shareholders. The complaint alleged that certain members of the Board of Directors were acting in a manner that may be for their own interests and detrimental to that of the shareholders at large. Legal counsel for the Company has reviewed the case and deemed that the necessary steps have not been completed to effectuate this petition and likewise deemed the matter to be inactive at that time. The foregoing event was reported in an 8-K filed on April 23, 2007

Subsequent to this report, on April 18, 2007, shareholder Burnley filed a complaint in the U.S. District Court of California for and on behalf of the Shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. The case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007.

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

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with shareholder John M. Burnley. The foregoing event was filed in an 8-K on July 18, 2008.

Other litigation

As of January 31, 2007, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the three month period ending January 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of January 31, 2007.

ITEM 5. OTHER INFORMATION

On December 3, 2006 the Board of Directors, by resolution, increased the number of seats on the Board of Directors from five (5) to seven (7). On December 20, 2006, the Board of Directors appointed Mr. Brad Hoffman to serve as a member of the Board of Directors until the next annual meeting of Shareholders or until another candidate is elected and qualified. On December 21, 2006, the Board of Directors unanimously resolved to remove Mr. H. Martin DeFrank as President, Chief Operating Officer and de-facto Chief Financial Officer of the Company and appointed director, Mr. Philip M. Holmes, to serve as Interim Chief Financial Officer. Additionally, Mr. Emanuel D. Neuman was elected to serve as a member of the Board of Directors until the next annual meeting of the Shareholders or until another candidate is elected and qualified. These events were reported in an 8-K filed on April 23, 2007.

On December 29, 2006, the Board of Directors resolved to appoint F. Robbe International Attorney at Law as its new corporate counsel in place of the Chachas Law Group. This event was reported in an 8-K filed on April 23, 2007.

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