Form 10KSB
period 2007-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2008-07-30
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
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

State issuer's revenues for its most recent fiscal year $267,876.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 1st 2007 (2,947,193 shares) was approximately $206,304 using the closing price per share of $0.07, as reported on the Pink Sheets as of such date.

The number of shares of registrant's common stock outstanding as of April 30, 2007 was 5,806,493. As of June 30, 2008, the number of shares of registrant’s common stock outstanding was 10,756,493.

Kings Road Entertainment, Inc.

Annual Report on Form 10-KSB
For the Year Ended April 30, 2007

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

PART I.

ITEM 1. Description of Business

Overview

Kings Road Entertainment, Inc., and its wholly owned subsidiary (collectively "Company" or "Registrant"), has been engaged primarily in the development, financing and production of feature films for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). The Company released its first motion picture in 1984, All of Me, starring Steve Martin. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the year ending April 30, 2007. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

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

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2007, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

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

Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors who, in turn sell DVDs to video retailers that rent or sell DVDs to consumers. Similarly, Video on Demand will become a factor in the home video market as this technology becomes more readily available. Pay and Free Television - Distribution on pay television has occurred by licensing the pay television rights of its movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies who in turn sell packages of films to television stations and basic cable services.

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

Personnel

As of April 30, 2007, the Company has been operated by its two Officer/Directors, as well as an administrative assistant. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

We have reported losses for the fiscal years ending April 30, 2007 and 2006. Our accumulated deficit exceeded $26.3 million at April 30, 2007. We cannot assure you that we will operate profitably and, if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans, anticipated production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

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

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 30 to 35 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. Description of Properties

The Company rented a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. Due to property development activities by the owner, the Company moved its registered office during September 2006 to 468 N. Camden Drive, Beverly Hills and rented additional office space in S. Canon Drive, Beverly Hills. As of February 1, 2007, the additional office space in S. Canon Drive, Beverly Hills was sub-let to a Director and former Officer at that time, Mr. DeFrank, and a replacement space was rented in Santa Monica. The Company also rents flexible storage space for its archives.

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

On December 16, 2006, shareholder John M. Burnley, filed a complaint in the State of Delaware to Compel an Annual Meeting of Shareholders. The complaint alleged that certain members of the Board of Directors were acting in a manner that may be for their own interests and detrimental to that of the shareholders at large. Legal counsel for the Company has reviewed the case and deemed that the necessary steps have not been completed to effectuate this petition and likewise deemed the matter to be inactive at that time. The foregoing event was reported in an 8-K filed on April 23, 2007

On April 18, 2007, shareholder Burnley filed a complaint in the U.S. District Court of California for and on behalf of the Shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. Subsequent to this report, the case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007

Subsequent to this report, on July 24, 2007, the same shareholder, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court (against four Directors of the Company as well as the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

Subsequent to this report, on September 28, 2007, the Company filed a demurrer on the grounds that the Plaintiff failed to set forth facts sufficient to state a cause of action against Defendants or disprove that the Directors acted in valid exercise of their business judgment according to Delaware Law. On January 4, 2008, the Plaintiff dismissed the case without prejudice.

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with shareholder Mr. John M. Burnley. (See “Settlement of DeFrank and Shareholder Burnley Lawsuits”). The foregoing event was filed in an 8-K on July 18, 2008.

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

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with former President and Director DeFrank. (See “Settlement of DeFrank and Shareholder Burnley Lawsuits”).The foregoing event was filed in an 8-K on July 18, 2008.

Settlement of DeFrank and Shareholder Burnley Lawsuits

On July 15, 2008, the Company settled the lawsuits with its former president and officer Mr. H. Martin DeFrank and shareholder Mr. John M. Burnley by repurchasing 500,000 shares of its common stock from Mr. DeFrank and 300,000 shares of its common stock from Mr. Burnley. The purchase price of Mr. DeFrank’s Shares was $60,000 and the purchase price of the Mr. Burnley’s shares was $24,000.

The Company repurchased these as part of a settlement between the Company, its President Mr. Holmes, Mr. DeFrank, Sloane Squared Ltd., an entity purportedly owned or controlled by Mr. DeFrank and Mr. John Burnley. In addition to the Company’s repurchase of Mr. DeFrank’s shares and Mr. Burnley’s shares, the settlement contemplates (i) the dismissal with prejudice by the Company of the complaint filed by the Company in the matter of King’s Road Entertainment, Inc. vs. H. Martin DeFrank, Sloane Squared Ltd., et. al. ; (ii) the dismissal with prejudice by the Company and Mr. Holmes of the complaint filed by the Company, Mr. Holmes and Mr. George Moseman, a former officer and director of the Company in the matter of King’s Road Entertainment, Inc. v. H. Martin DeFrank, John Burnley, et al. ; (iii) the dismissal with prejudice by Mr. DeFrank of the cross-complaint filed against the Company, Holmes and Brad Hoffman in the matter of DeFrank vs. King’s Road Entertainment, Inc. and Certain Directors and the dismissal by Mr. DeFrank without prejudice of the cross-complaint filed against Mr. Moseman in such matter; (iv) the dismissal with prejudice by Mr. Burnley of his complaint against the Company, Mr. Holmes and all other parties other than Mr. Moseman in the matter of John Burnley vs. King’s Road Entertainment, Inc., George Moseman and Phil Holmes, et. al . and the dismissal by Mr. Burnley of his complaint in such matter against Mr. Moseman without prejudice; (v) the release by the Company and Mr. Holmes of any claims (other than any claims created by the settlement) against Mr. DeFrank, Sloane Squared Ltd, Mr. Burnley and their respective affiliates; (vi) the release by Mr. DeFrank, Sloane Squared Ltd., Mr. Burnley and their respective affiliates of any claims (other than any claims created by the settlement) against the Company, Mr. Holmes and the Company’s current and former officers, directors and shareholders other than Mr. Moseman; and (vii) Mr. DeFrank and Sloane agreeing to pay the Company fifty percent (50%) of all compensation and proceeds (if any) received by Mr. DeFrank or Sloane under the “All of Me”/Producer Agreement, dated April 23, 2004, by and among Sloane Squared Ltd., Mr. DeFrank, Katja Motion Picture Corp., Eclectic Filmworks, Inc. and Mr. Ira Posnansky.

In addition, as part of the settlement, Mr. DeFrank acknowledged that the common law trademark of the name Kings Road Entertainment is owned exclusively by the Company. Mr. DeFrank further agreed to refrain from any use of the name “Kings Road,” “Kings Road Entertainment,” “KREN,” “Kingsroadscreen,” “Kingsroadmedia,” or any derivations, acronym or words or abbreviations of similar import, in any way or context, including but not limited to email addresses. Mr. DeFrank also agreed to refrain from associating himself with the production of any of Kings Road movie assets except for the possible New Line/Katja remake project of “All of Me.”

The foregoing event was filed in an 8-K on July 18, 2008.

Ashford Capital, LLC Stock Purshase Agreement and Rescission thereof

On March 1, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) with Ashford Capital, LLC, (“Ashford”) with a Closing Date of March 8, 2007 and an effective completion date of April 17, 2007. The Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. Furthermore, the Company shall create and issue to Ashford Five Hundred Ten (510) shares of the Series A Preferred Stock, which can be converted to Fifty-One Percent (51%) of the Company’s total outstanding shares on the given date of conversion. The Company was in the process of creating the Series A Preferred Shares and has not issued such shares as of the date of this filing. The consideration to be paid by Ashford for the 510 Series A Preferred Shares is the surrender to the Company by Ashford of Four Million Seven Hundred Thousand (4,700,000) shares of Common Stock of the Company. Included in the consideration of this Agreement is a secured line of credit from Ashford to the Company in the amount of Three Hundred Thousand Dollars ($300,000) [these funds are separate and apart from the $300,000 cash paid by Ashford upon the Close of this Agreement], pursuant to terms, covenants and conditions to be mutually agreed upon by the Company and Ashford through the form of a secured promissory note, security agreement and applicable Form UCC-1. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The foregoing event was reported in an 8-K filed on April 23, 2007.

Pursuant to the SPA, the Company agreed to put a vote before its shareholders to approve a restatement of its Certificate of Incorporation to eliminate the requirement of a classified board of directors, increase the number of authorized shares of common stock to 100,000,000, and authorize 100,000 shares of Preferred Stock. As a result of the SPA, Ashford became a beneficial owner of 4,700,000 shares, or 44.7%, of the outstanding Common Stock of the Company.

On May 4, 2007, a Rescission and Mutual Release Agreement (“Rescission Agreement”) was entered into by and between Ashford and the Company, thereby terminating the obligations of both parties under the above mentioned SPA. Pursuant to the Rescission Agreement, Ashford agreed to return the Shares acquired pursuant to the SPA and deliver a Stock Power with gold medallion signature to the Company. The Company agreed to return to Ashford $300,000 (USD) representing reimbursement for the purchase price of the Shares.

The Rescission Agreement was intended by both parties to fully and finally settle any and all disputes between them including any and all claims arising from the transaction embodied in the SPA, and subject only to the terms and conditions set forth in the Rescission Agreement. Both parties agreed that the Rescission Agreement did not constitute an admission of liability or concession of the merit of any claims by any party but was entered for the purpose of settling disputed claims and to avoid the expense and uncertainty of potential litigation. The foregoing event was reported in an 8-K filed on June 12, 2007.

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

Sales Price

	High	Low
Fiscal 2007
First Quarter	$0.20	$0.10
Second Quarter	$0.16	$0.11
Third Quarter	$0.16	$0.08
Fourth Quarter	$0.10	$0.03

Fiscal 2006
First Quarter	$0.15	$0.05
Second Quarter	$0.10	$0.05
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.30	$0.06

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

Holders

As of June 30, 2008, the Company had approximately 425 stockholders of record

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

On February 8, 2007, the Board of Directors elected Mr. Philip M. Holmes to serve as President of the Company. It was further determined that his title as Interim Chief Financial Officer should be changed to Interim Treasurer, pursuant to the appropriate titles used under Delaware Corporate law. In conjunction with the appointment of Mr. Holmes to President, the board of directors authorized the issuance of 100,000 restricted shares of the Company’s common stock to Mr. Holmes, as non-cash compensation for prior services as a Director. Said shares were issued on February 26, 2007 pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The foregoing events were reported in an 8-K filed on April 23, 2007.

On March 1, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) with Ashford Capital, LLC, (“Ashford”) with a foreseen Closing Date of March 8, 2007, upon which the Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The actual closing date of this agreement was April 17, 2007 The foregoing event was reported in an 8-K filed on April 23, 2007.

Subsequent to this report, on May 4, 2007, a Rescission and Mutual Release Agreement (“Rescission Agreement”) was entered into by and between Ashford and the Company, thereby terminating the obligations of both parties under the above mentioned SPA. Pursuant to the Rescission Agreement, Ashford agreed to return the Shares acquired pursuant to the SPA and the Company agreed to return to Ashford $300,000 (USD) representing reimbursement for the purchase price of the Shares. The foregoing event was reported in an 8-K filed on June 12, 2007

For legal and accounting purposes, both the purchase and rescission were deemed to have taken place on April 17, 2007. As of April 30, 2007 the Company’s liabilities included the repayment obligation of $300,000 to Ashford which was made during May 2007.

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

Litigation with former Officers and Directors has continued to drain the financial resources of the Company. While searching for solutions to the legal issues of the past that are consistent with the Company’s aims of protecting its intellectual properties and movie assets while remaining economically viable with the Company’s limited financial resources, the Company’s management has also been looking for development and production funding for its assets.

Results of Operations for the Twelve Months Ended April 30, 2007 and April 30, 2006

For the year ended April 30, 2007, feature film revenues decreased to $267,876 as compared to $489,320 for the year ended April 30, 2006. The decrease of $221,444 results primarily from decreased revenues from distribution of the Company's feature film library.

Costs and expenses remained relatively constant at $743,974 for the year ended April 30, 2007 as compared to $744,844 during the year ended April 30, 2006.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

There was no expense or gain recorded in the twelve months ending April 30, 2007 and 2006, for depreciation or amortization of intangible assets, as all assets were fully depreciated prior to those periods.

Other Income (Expense)

Total other income for both periods consisted of the following:

	2007	2006
Other income	$0	$13,910
Interest income	25,843	15,649
Interest expense	0	(1,526)

Total other income	$25,843	$28,033

Interest income on the cash amount held on deposit at City National Bank was significantly greater than the previous year due to the higher average balance on deposit. Interest expense was not incurred during the twelve months ending April 30, 2007 due to no usage of the overdraft facility. Other income in the twelve month period ending April 30, 2006, consisted of a tax refund relating to the dissolution of the subsidiary, KRTR Inc.

Net Loss

The Company’s Net Loss for the years ending April 30, 2007 and 2006 were as follows:

	2007	2006	Variance
Net Loss	$450,255	$227,491	$222,764

The increase in the net loss during the year ending April 30, 2007, compared to the previous twelve months ending April 30, 2006, of $222,764, was primarily due to this factor:

1.	There was a significant reduction in film revenues of $221,444 for the 12 months ended April 30, 2007, a decrease of approximately 45.3%, compared to the year ended April 30, 2006.

Liquidity and Capital Resources for the Twelve Month Period Ended April 30, 2007 and 2006

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors, but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2007, was motion picture distribution and licensing income. Management believes that the Company's distribution and licensing income will unlikely be sufficient to fund its ongoing operations.

Cash flows from operating activities
The Company experienced negative cash flows provided by operations in the amount of $126,079 for the twelve month period ended April 30, 2007 as opposed to positive cash flows of $625,227 in the year ended April 30, 2006. This was primarily due to a payment of $950,000 from Lions Gate Films with respect to the domestic, 10 year DVD/Video distribution agreement that was received during the prior year ending April 30, 2006.

Due in large part to its operating losses, working capital deficit and ongoing level of operating expenses, the Company's auditors have expressed doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to actively market the Company's film library to various studios and producers for sequel and remake rights. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and access to film production funds, which would help the Company maintain greater ownership of film projects.

The Company had cash of $553,648 and $735,825 at April 30, 2007 and 2006 respectively. However, included in the cash figure at April 30, 2007 was the short term repayment liability to Ashford Capital LLC of $300,000 related to the rescission of the Share Purchase Agreement.

During the years ended April 30, 2007 and 2006, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $15,000,000, which may be offset against future taxable income.

ITEM 7. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kings Road Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jaspers + Hall, PC
Denver, Colorado
July 28, 2008

 KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2007 AND APRIL 30, 2006
(Audited)

	April 30, 2007	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$553,648	$735,825
Restricted cash (Note 3)	0	61,952
Accounts receivable, trade	0	113,699
Prepayments and other current assets	5,190	0
Total current assets	558,838	911,476

OTHER ASSETS
Film development costs, net (Note 5)	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$628,875	$981,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440,409	$138,624
Accrued expenses	338,231	360,508
Deferred revenue (Note 6)	953,601	1,052,442
Line of credit	0	60,000
Liabilities from discontinued operations	0	4,000
Total current liabilities	1,732,241	1,615,574

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 5,806,493 shares issued and outstanding at April 30, 2007 and 6,957,740 at April 30, 2006	58,064	69,577
Additional paid-in capital	25,204,118	25,211,655
Accumulated deficit	(25,915,293)	(25,915,293)
Net Profit (Loss) for Period	(450,255)	0
Total stockholders’ equity (deficit)	(1,103,366)	(634,061)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$628,875	$981,513

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
(Audited)

	Twelve months ended April 30,
	2007	2006

REVENUES
Feature films	$267,876	$489,320

TOTAL REVENUE	267,876	489,320

OPERATING EXPENSES:
General and administrative	743,974	744,844
Total operating expenses	743,974	744,844

INCOME (LOSS) FROM OPERATIONS	(476,098)	(255,524)

OTHER INCOME (EXPENSE):
Other income	0	13,910
Interest income	25,843	15,649
Interest expense	0	(1,526)
Total Other Income	25,843	28,033

INCOME (LOSS) BEFORE INCOME TAXES	(450,255)	(227,491)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(450,255)	$(227,491)

Net income (loss) per share – Basic	$(0.06)	$(0.03)

Basic weighted average number of shares outstanding during the period	7,044,802	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006
(Audited)

	Twelve months ended April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(450,255)	$(227,491)
Common stock returned for prior service	39,000	0
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Change in operating assets and liabilities:
Accounts receivable, trade	113,699	(43,935)
Prepayments and other current assets	(5,190)	4,500
Accounts payable	301,785	(49,162)
Accrued expenses	(26,277)	104,431
Deferred revenue	(98,841)	836,934
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(126,079)	625,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock purchased for cash	(58,050)
Cash received from line of credit	(60,000)	0
(Increase) decrease in restricted cash	61,952	(1,566)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(56,098)	(1,566)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(182,177)	623,711
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	735,825	112,114

CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,648	$735,825

Cash paid for income taxes	$0	$0
Cash paid for interest expenses	$0	$1,526

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2007 and 2006

	Common Stock		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance as of April 30, 2005	6,957,740	$69,577	$25,211,655	$(25,687,802)	$(406,570)

Net loss for the period	0	0	0	(227,491)	(227,491)

Balance as of April 30, 2006	6,957,740	69,577	25,211,655	(25,915,293)	(634,061)

Aug. 15, 2006 shares issued to directors	200,000	2,000	30,000	0	32,000

Feb 26, 2007 shares issued to director	100,000	1,000	6,000	0	7,000

April 16, 2007 legal settlement	(1,451,247)	(14,513)	(43,537)	0	(58,050)
Net loss for the period	0	0	0	(450,255)	(450,255)

Balance as of April 30, 2007	5,806,493	$58,064	$25,204,118	$(26,365,548)	$(1,103,366)

KINGS ROAD ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2007 and 2006

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive in each of the years ending April 30, 2007 and 2006.

On February 8, 2007, the Board of Directors determined to be in the best interest of the Company to create a wholly-owned subsidiary to be used by the Company for the specific purpose of developing the remake of the Company’s film property “The Big Easy.” Subsequent to the period covered by this report, the wholly-owned subsidiary was registered with the Secretary of State in California on September 26, 2007.

The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited (consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at April 30, 2007 and 2006, and the results of operations and cash flows for the years ended April 30, 2007 and 2006 have been included. All inter-company items and transactions have been eliminated in consolidation.

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

b. Restricted Cash

As of April 30, 2007 and 2006, restricted cash totaled $0 and $61,952, respectively, which was associated with the Company’s line of credit. During 2004, the Company entered into a certificate of deposit to secure a revolving line of credit. This certificate of deposit had a beginning principal balance of $60,000 and interest accrued at a rate two percent below the rate on the line of credit it secured. Funds contained in this CD were classified as restricted while the related line of credit was outstanding. On March 20, 2007, the Company agreed to discontinue the line of credit and release the collateralized funds. The principal balance of $60,000 plus interest was released on March 29, 2007.

c. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of April 30, 2007, none of the Company's accounts receivable was from foreign distributors.

NOTE 4 – FIXED ASSETS

a. Fixed Assets

Fixed assets of the Company at April 30, 2007 and 2006 consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at April 30, 2007 and 2006.

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

At April 30, 2007 and 2006, film development costs totaled $70,037, which was net after an allowance of $30,000. During the years ended April 30, 2007 and 2006, no film development costs were determined to be impaired.

NOTE 6 – LIABILITIES

a. Deferred Revenue

As of April 30, 2007 and 2006, the Company had deferred revenue totaling $953,601 and $1,052,442, respectively. The decrease is primarily due to the regular amortization of royalty advances from distributors across the applicable period of each distribution agreement. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 9).

b. Line of Credit

On March 2, 2006, the Company renewed its revolving line of credit loan, which has a principal balance of $60,000. This credit line is, secured by a $60,000 certificate of deposit (see Note 3). During the years ending April 30, 2007 and 2006, the line of credit accrued interest at a rate of 5.70% and 4.55% per annum, respectively. On March 20, 2007, the Company’s agreed to discontinue the credit line. The $60,000 certificate of deposit balance plus interest was released on March 29, 2007.

c. Discontinued Operations

The Company has discontinued operations of its Ticker Inc. subsidiary. Ticker Inc has been inactive and had no operations in the years ending April 30, 2007 and 2006. As of April 30, 2007, the Company had $0 accrued for liabilities for its discontinued operations.

d. Accounts Payable

Related to the rescission of the Share Purchase Agreement (refer to Item 5) entered into between the Company and Ashford Capital LLC which closed on April 17, 2007, of the Company’s total Accounts Payable of $440,409 on April 30, 2007, $300,000 was recorded as the liability for the refund of the purchase price in accordance with the rescission agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rented a three-room apartment located on Doheny Drive, Beverly Hills, California as its registered office. Due to property development activities by the owner, the Company moved its registered office during September 2006 to 468 N. Camden Drive, Beverly Hills and rented additional office space in S. Canon Drive, Beverly Hills. During the period ending October 31, 2005, there was a one month overlap of rental expense during the relocation. As of February 1, 2007, the additional office space in S. Canon Drive, Beverly Hills was sub-let to a Director and former Officer at that time, Mr. DeFrank, and replacement space was rented in Santa Monica. The Company also rents flexible storage space for its archives. Rent expense for the Company's office and archive storage space was $34,982 and $29,159 during the twelve months ending April 30, 2007 and 2006, respectively.

b. Contingent Losses & Litigation

At April 30, 2007, the Company was involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters. Below are updates on those legal matters as to which there were material developments in the year ending April 30, 2007.

b. Shareholder Complaint against the Company and Derivative Suit

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

Subsequent to this report, on July 24, 2007, the same shareholder, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court against four Directors of the Company as well as the Company as a nominal defendant. The complaint alleges that the named directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

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

NOTE 8 - COMMON STOCK

At April 30, 2007 and 2006 the Company had 12,000,000 authorized shares of common stock, of which 5,806,493 and 6,957,740 shares were issued and outstanding at April 30, 2007 and April 30, 2006 respectively. The following common stock transactions transpired in the year ended April 30, 2007:

On August 15, 2006, in accordance with resolution made by the Board of Directors and in conjunction with the appointment of Messrs. Moseman and Shane to the board of directors (see Item above), the Company issued 100,000 restricted shares of the Company’s common stock to each of Messrs. Moseman and Shane, as non-cash compensation for their services as directors of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. (The foregoing event was filed in an 8-K of August 19, 2006).

On February 26, 2007 in accordance with resolution made by the Board of Directors, 100,000 shares of common stock were issued to Mr. Holmes as non-cash compensation for his services as a director of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

On March 1, 2007, the Company entered into a Stock Purchase Agreement (“Agreement”) with Ashford Capital, LLC, (“Ashford”) with a Closing Date of March 8, 2007. The Close of the Agreement did not take place until April 17, 2007. The Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. Furthermore, the Company shall create and issue to Ashford Five Hundred Ten (510) shares of the Series A Preferred Stock, which can be converted to Fifty-One Percent (51%) of the Company’s total outstanding shares on the given date of conversion. The Company is in the process of creating the Series A Preferred Shares and has not issued such shares as of the date of this filing. The consideration to be paid by Ashford for the 510 Series A Preferred Shares is the surrender to the Company by Ashford of Four Million Seven Hundred Thousand (4,700,000) shares of Common Stock of the Company. Included in the consideration of this Agreement is a secured line of credit from Ashford to the Company in the amount of Three Hundred Thousand Dollars ($300,000) [these funds are separate and apart from the $300,000 cash paid by Ashford upon the Close of this Agreement], pursuant to terms, covenants and conditions to be mutually agreed upon by the Company and Ashford through the form of a secured promissory note, security agreement and applicable Form UCC-1. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The actual closing date for this agreement was April 17, 2007. The foregoing event was reported in an 8-K filed on April 23, 2007.

Subsequently on May 4, 2007, the Company and Ashford Capital LLC entered into a rescission agreement effectively reversing the transaction. For legal and accounting purposes the transaction was determined to have been rescinded on the original date of its closing. As of April 30, 2007 there was no affect on the issued number of shares or additional paid in capital from this transaction.

On March 19, 2007, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the following parties: MBO Musikverlag, GmbH, a German limited liability company (“MBO Musikverlag”); MBO Media GmbH, a German limited liability company (“MBO Media”) and its new owner, as of March 2006, Tacitus Treuhand, Switzerland (“Tacitus”); Fabulous AG, a Nevada corporation (“Fabulous”), formerly Kings Road Entertainment Corp. (“KREC”), and prior to that Parkland AG (“Parkland”); Metropolitan Worldwide, Inc., a Nevada corporation (“Metropolitan”); Donal C. Tunnell (“Tunnell”); William E. Ottens (“Ottens”); and Lothar Michael Berresheim (“Berresheim”) individually and in his capacity as an officer, director, manager, member and/or shareholder of MBO Musikverlag, MBO Media, Tacitus, Fabulous/KREC/Parkland, KRFame, Florida and KREN Florida, including any affiliates, subsidiaries, parents and other entities controlled, directly or indirectly by Berresheim, (collectively the “Berresheim Entities”). A Settlement and Mutual Release was also concluded with Ms. Beate C. Mueller.

The Settlement Agreement calls for Berresheim to deliver to the Company three (3) original certificate representing One Million Four Hundred Fifty-One Thousand Two Hundred Forty-Seven (1,451,247) shares of the Company’s Common Stock (“Settlement Shares”), these being all the shares held or beneficially owned by Berresheim. In accordance with the agreement, the 1,451,247 shares were delivered to the Company and cancelled by the transfer agent on April 12, 2007. The foregoing event was reported in an 8-K filed on April 23, 2007.

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

The Company’s revenues are derived primarily from distribution agreements in the US domestic market place and are amortized during the reporting period for which the revenue is applicable. Revenues derived from purchase option agreements are amortized over the period of the option granted. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, video on demand, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

Marketplace	Months After Initial Release	Approximate Release Period

Domestic theatrical		0-3 months
All international markets		1-12 years
Domestic home video/DVD/ Video on Demand	3-6 months	3-12 months
Domestic cable/pay television	12-18 months	18 months
Domestic syndicated/free television	24-48 months	1-n years

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

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2007, the Company has a deficit in working capital of $1,173,403, has an accumulated deficit of approximately $26,365,000, and has sustained recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

b. Ashford Capital, LLC stock purchase and rescission thereof

On March 1, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) with Ashford Capital, LLC, (“Ashford”) with a Closing Date of March 8, 2007, upon which the Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The actual closing date for this agreement was April 17, 2007. The foregoing event was reported in an 8-K filed on April 23, 2007.

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

c. West Coast Pictures, LLC Stock Purchase Agreement

Subsequent to the period covered by this report, on October 31, 2007, the Board of Directors unanimously resolved to enter into a Stock Purchase Agreement (“Agreement”) with West Coast Pictures, LLC, (“WCP”). The Company sold a total of four million four hundred and fifty thousand (4,450,000) shares of the Company’s 144 Restricted Common Stock, representing approximately 41.4% of the Company’s fully diluted outstanding common stock in exchange for three hundred and twenty-five thousand Dollars ($325,000) in cash and the transfer of rights, title and interest in four movie projects in development and a service production contract. The agreement included a provision that WCP is entitled to occupy seats on the Board of Directors in proportion to its shareholding. The transaction closed on November 7, 2007 and the foregoing event was reported in an 8-K filed on November 7, 2007.

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

Net deferred tax assets consist of the following components as of April 30, 2007 and 2006:

	2007	2006
Deferred tax assets: NOL Carryover	$6,307,300	$6,174,000
Deferred Tax liabilities:	0	0
Valuation Allowance	(6,307,300)	(6,174,000)
Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2007 and 2006 due to the following:

	2007	2006
Book income (loss)	$(175,600)	$(88,721)
Meals and entertainment	5,990	6,492
State tax	(312)	(312)
Accrued expenses	169,922	82,541
Valuation Allowance	0	0
	$0	$0

At April 30, 2007, the Company had net operating loss carry-forwards of approximately $15,000,000 that may be offset against future taxable income from the year 2008 through 2025. No tax benefit has been reported in the April 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 23, 2007, the Company was informed by their former independent accountants, HJ & Associates, LLC, that an adjustment and restatement of Form 10-KSB, filed for the period ending April 30, 2005, was necessary. As a result, the financial information that was previously filed in the 2005 Form 10-KSB was materially incorrect and should not be relied upon. Upon notification of these adjustments and restatements, the Company’s Board of Directors and former auditors discussed a definitive plan and timetable to address these matters. The foregoing event was reported in an 8-K filed on June 13, 2007.

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

ITEM 8A. Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer/Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, he has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended April 30, 2007. We believe that internal control over financial reporting is effective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject

ITEM 8A(T).   Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

Credit / Overdraft Facility

On March 4, 2004, the Company signed a Corporate Resolution to borrow from and grant collateral to the City National Bank, 400 North Roxbury Drive, Beverly Hills, CA 90210 for an initial term of one year. The initial principal granted under a Certificate of Deposit and amount borrowed on a Revolving Line of Credit, on the same date, was $60,000. On March 8, 2005, the Company signed a Change in Terms Agreement renewing its Certificate of Deposit and continuing to borrow $60,000 at an annual interest rate of 4.550% through March 1, 2006. On March 2, 2006, the Company signed an additional Change in Terms Agreement renewing its Certificate of Deposit and continuing to borrow $60,000 at an annual interest rate of 5.70% through March 1, 2007. On March 20, 2007, the Company’s agreed to discontinue the credit line and the $60,000 certificate of deposit balance plus interest was released on March 29, 2007.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS
Our directors and officers, as of April 30, 2008 are set forth below. Directors are elected at the Annual Meeting of Stockholders to serve for a staggered terms of three years each, or until their successors are elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Philip Holmes	52	President and Director	October 2003

Robert Kainz	46	Chief Operating Officer and Director	February 2008

George Moseman	60	Chief Financial Officer, Secretary and Director	August 2006

Monika Nosic	34	Director	November 2007

The directors and officers for the fiscal year ended April 30, 2007 are set forth as follows:

Name	Age	Position	Director Since

H. Martin DeFrank	60	Director	March 2001

Geraldine Blecker	60	CEO Secretary and Director	March 2001

Philip Holmes	51	Interim Treasurer & Director	October 2003

Michel Shane	51	Independent Director	August 2006

George Moseman	59	Independent Director	August 2006

Brad Hoffman	37	Independent Director	December 2006

Emanuel Neuman	26	Independent Director	December 2006

****************************

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

LEGAL PROCEEDINGS

On February 4, 2007, a majority of the Board of Directors voted to appoint independent counsel to review certain transactions that occurred during the period covered by this report as well as prior and subsequent periods. This review resulted in the Company filing a complaint against one of the incumbent Officers and Directors during the period covered by this report, Mr. H. Martin DeFrank, for breach of fiduciary duty, usurpation of a corporate opportunity, civil theft, fraud and conversion. This complaint was filed on June 13, 2007.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended April 30, 2007, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the initial Forms 3 and 4 of each officer and director was filed late.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mr. H. Martin DeFrank our President and Chief Financial Officer, Ms. Geraldine Blecker our CEO and Company Secretary, and are our only executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2007.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $		Bonus $	Accrued Salary $	Restricted Stock Awards		Securities Underlying Options/SAR’s	LTIP Payouts $	All other Comp. $
H. Martin DeFrank	2007	57,000		0	0 (3)
President/CFO	2006	83,000	(2)	0	12,000
(thru 12/21/06)	2005	54,000		4,500	(4,000)	400,000	(1)

Geraldine Blecker	2007	42,000		0	48,000
CEO	2006	74,000	(2)	4,500	36,000
	2005	54,000		4,500	(4,000)	400,000	(1)

Philip Holmes	2007	0		0	0	100,000	(4)
Interim Treasurer
(from 12/21/06)

(1)	On January 16th 2005 award of 400,000 shares of common stock in exchange for accrued payroll liability of $40,000 for each executive officer.

(2)	On September 23, 2005 and on April 21, 2006, the executive officers received additional payments which were deducted from their accrued salary.
(3)	Upon Mr. DeFrank’s termination as an Officer on December 21, 2006, his accumulated, deferred salary of $21,000 was paid out.
(4)	The stock award of 100,000 shares on February 26, 2007 to Mr. Holmes was deemed to be for services performed as a Director in 2005.

Option Grants

No stock options were granted or exercised during the year ended April 30, 2007.

There are no outstanding stock options.

Employment Agreements

There are no formal employment agreements with the Officers of the Company.

Compensation of Directors

Members of our Board of Directors receive occasional awards of stock for services provided at the discretion of the Board of Directors. These are also reported in our 8-K filings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 30, 2007, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended April 30, 2007, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares.

		Shares
		Presently		Percentage
		Acquirable		of Class
		Within 60		Beneficially
Beneficial Owner	Shares	Days	Total	Owned
Geraldine Blecker	850,000		850,000	14.6%
Frankfurt, Germany

H. Martin DeFrank	500,000		500,000	8.6%
Beverly Hills, CA

Philip Holmes	1,109,300(1)		1,109,300	19.1%
Munich, Germany

The Peoples Helper Inc.	350,000		350,000	6.0%
New York, NY

John M. Burnley	300,000		300,000	5.5%
Riverhead, NY

(1)
This number includes 800,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by director Philip M. Holmes and therefore an affiliate of the Company.

(2)
The share purchase transaction with Ashford Capital which closed on April 17, 2007 was rescinded on May 4, 2007 and the original transaction reversed. For legal and accounting purposes, the purchase and rescission were deemed to have taken place on the same date; April 17, 2007.

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

On February 26, 2007 in accordance with resolution made by the Board of Directors, 100,000 shares of common stock were issued to Mr. Holmes as non-cash compensation for his services as a director of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

There were no equity transactions with Directors or related parties in the year ended April 30, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Company's independent accountants for the fiscal year ended April 30, 2007 and 2006 was Jaspers & Hall PC.

(a) Audit Fees.

For the fiscal years ended 2007 and 2006, the aggregate fees billed by Jaspers & Hall, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $10,000 and $15,000, respectively.

(b) Audit-Related Fees.

For the fiscal years ended 2007 and 2006 Jaspers & Hall PC did not bill for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2007 and 2006, Jaspers & Hall PC, did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2007 and 2006.

(d) All Other Fees.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

/s/ Philip Holmes
PHILIP HOLMES, President (Principal executive officer)

/s/ Robert Kainz
Robert Kainz, Chief Financial Officer (Principal financial officer)
Dated: July 25, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on July 25, 2008.

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