Form 10QSB
period 2007-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-08-22
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2007
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  ☐Yes   ☑No

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2007 was 5,806,493 shares. As of August 1, 2008 the number of shares outstanding of the Registrant’s common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended July 31, 2007

TABLE OF CONTENTS
		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Index to Consolidated Financial Statements	F-1

	Consolidated Balance Sheets as of July 31, 2007 and April 30, 2007	F-2

	Consolidated Statements of Operations for the Three Months Ended
	July 31, 2007 and 2006	F-3

	Consolidated Statements of Cash Flows for the Three Months Ended
	July 31, 2007 and 2006	F-4

	Notes to the Consolidated Financial Statements as of July 31, 2007	F-5 - F-11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

Item I – Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of July 31, 2007 and April 30, 2007	F-2

Consolidated Statements of Operations for the three months ended July 31, 2007 and 2006	F-3

Consolidated Statements of Cash Flows for the three months ended July 31, 2007 and 2006	F-4

Notes to Consolidated Financial Statements as of July 31, 2007	F-5 to F-11

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2007 AND APRIL 30, 2007

	July 31, 2007	April 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$121,641	$553,648
Prepayments and other current assets	5,190	5,190
Total current assets	126,831	558,838

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$196,868	$628,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,614	$440,409
Accrued expenses	338,464	338,231
Deferred revenue	913,078	953,601
Total current liabilities	1,332,156	1,732,241

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 5,806,493 shares issued and outstanding at July 31and April 30, 2007	58,064	58,064
Additional paid-in capital	25,204,118	25,204,118
Accumulated deficit	(26,365,548)	(25,915,293)
Net Profit (Loss) for Period	(31,922)	(450,255)
Total stockholders’ equity (deficit)	(1,135,288)	(1,103,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,868	$628,875

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2007 and 2006
(Unaudited)

	Three months ended July 31,
	2007	2006
REVENUES
Feature films	$44,054	$67,002
TOTAL REVENUE	44,054	67,002

OPERATING EXPENSES:
General and administrative	77,923	162,218
Total operating expenses	77,923	162,218

INCOME (LOSS) FROM OPERATIONS	(33,869)	(95,216)

OTHER INCOME (EXPENSE):
Interest income	1,947	6,900
Interest expense	0	0
Total Other Income	1,947	6,900

INCOME (LOSS) BEFORE INCOME TAXES	(31,922)	(88,316)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(31,922)	$(88,316)

Net income (loss) per share – Basic	$(0.01)	$(0.01)

Basic weighted average number of shares outstanding during the period	5,806,493	6,957,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2007 and 2006
(Unaudited)

	Three months ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(31,922)	$(88,316)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	0	75,331
Accounts payable	(359,795)	(8,286)
Accrued expenses	233	23,263
Deferred revenue	(40,523)	(32,273)
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES	(432,007)	(30,281)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(432,007)	(30,281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	553,648	735,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,641	$705,544

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of July 31, 2007

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation) was inactive during the three months ending July 31, 2007. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2007, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2007, and the results of operations and cash flows for the three months ended July 31, 2007 have been included. The results of operations for the three months ended July 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

In November of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

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

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2007, the Company had no accounts receivable.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at July 31, 2007, consisted of various items of office equipment with a historical cost of $5,993 and a $0 net book value. All of these items were fully depreciated at July 31, 2007.

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

At July 31, 2007, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three months ended July 31, 2007, no film development costs were determined to be impaired.

NOTE 5 – DEFERRED REVENUE

As of July 31, 2007, the Company has deferred revenue totaling $913,078. The Company is following the guidelines of SOP 00-02 for film production and distribution.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $10,793 and $7,661 during the three months ended July 31, 2007 and 2006, respectively. All rental agreements may be terminated upon one month’s notice.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2007, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At July 31, 2007, we were involved with various legal matters, including litigation with former officers, directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 - COMMON STOCK

At July 31, 2007, the Company had 12,000,000 authorized shares of common stock, of which 5,806,493 shares were issued and outstanding. During the three months ended July 31, 2007, no new stock was either issued or authorized.

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

The Company’s revenues are derived primarily from distribution agreements in the US domestic market place and are amortized during the reporting period for which the revenue is applicable. Revenues derived from purchase option agreements are amortized over the period of the option granted. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, video-on-demand, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

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

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2007, the Company has a deficit in working capital of $1,205,325, an accumulated deficit of approximately $26,397,500, and recent losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

On October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the remake rights to the movie production, All of Me, for an additional 18-month period, up to and including April 11, 2008. The option period was further extended to July 21, 2008, pursuant to the Writers’ Guild strike of 2007 and 2008. Subsequent to the period covered by this report, on July 21, 2008, the option expired without New Line exercising the option. Pursuant to the option agreement, all rights in this title have reverted to the Company.

b. Litigation with Director and Former Officer

On June 13, 2007, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles, against Director, H. Martin DeFrank, and Sloane Squared LTC, (“Sloane”), alleging breach of fiduciary duty, constructive fraud, usurping corporate opportunity, conversion/civil theft, restitution, interference with business, breach of contract and unfair competition/false representation of association. The foregoing event was reported in an 8-K filed on July 10, 2007.

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

c. West Coast Pictures, LLC Stock Purchase Agreement

Subsequent to the period covered by this report, on October 31, 2007, the Board of Directors unanimously resolved to enter into a Stock Purchase Agreement (“Agreement”) with West Coast Pictures, LLC, (“WCP”). The Company sold a total of four million four hundred and fifty thousand (4,450,000) shares of the Company’s Common Stock, representing approximately 41.4% of the Company’s fully diluted outstanding common stock in exchange for three hundred and twenty-five thousand Dollars ($325,000) in cash and the transfer of rights, title and interest in four movie projects in development and a service production contract, similarly valued at an additional $325,000. The agreement included a provision that WCP is entitled to occupy seats on the Board of Directors in proportion to the percentage of the Company’s common stock that it owns. The transaction closed on November 7, 2007 and the foregoing event was reported in an 8-K filed on November 7, 2007.

d. Creation of New Subsidiaries

On February 8, 2007, the Board of Directors authorized the creation of a wholly-owned subsidiary which will be formed under the laws of the State of California. This wholly-owned subsidiary will be used by the Company for the specific purpose of developing a remake of the Company’s film property “The Big Easy.” The foregoing event was filed in the 8-K of April 20, 2007. Subsequent to the period covered by this report, the wholly-owned subsidiary was created and filed with the Secretary of State of California on September 26, 2007.

Subsequent to the period covered by this report, on December 5, 2007, the Board of Directors resolved to set up a European subsidiary to identify, develop and produce international co-productions. The Board also resolved to finance the subsidiary with interest bearing subordinated loans. In accordance with the resolution, Kings Road Entertainment Europe GmbH was set up on December 5, 2007. The foregoing event was reported in an 8-K filed on December 27, 2007.

e. Stock Issued to Directors for Services Rendered

Subsequent to the period covered by this report, on November 26, 2007, the Company issued 100,000 shares to former director Mr. Stephen Fryer for services rendered as a director.

f. Writing Agreement

Subsequent to the period covered by this report, on February 19, 2008, the Company entered into a writing agreement with a Writers Guild of America writer in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library. This agreement foresees payments of approximately $100,000 in total over the course of the agreement.  An initial payment of $33,333 was made by the Company on February 20, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended July 31, 2007 and July 31, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2007.

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

Results of Operations

The Three Months Ended July 31, 2007 vs. the Three Months Ended July 31, 2006

For the quarter ended July 31, 2007, feature film revenues were $44,054 as compared to $67,002 for the quarter ended July 31, 2006. The decrease of $22,948 results primarily from decreased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $77,923 for the quarter ended July 31, 2007 as compared to $162,218 during the quarter ended July 31, 2006. This decrease of $84,295 primarily results from a significant decrease in officers’ compensation.

The Company had a net loss of $31,922 for the quarter ended July 31, 2007 as compared to a net loss of $88,316 for the quarter ended July 31, 2006. This decreased loss of $56,394 results primarily from a significant decrease in officers’ compensation which was partially offset by a decrease in film distribution revenues.

Liquidity and Capital Resources

For the three months ended July 31, 2007, the Company's net cash used in operating activities was $432,007 compared to net cash used in operating activities of $30,281 during the comparable period in 2006. The significant increase in net cash used by operations during the three months period ending July 31, 2007 was primarily due to the repayment of the $300,000 investment made by Ashford Capital during April 2007 and its subsequent rescission. At July 31, 2007, the Company had cash of $121,641 as compared to $705,544 at July 31, 2006.

The Company's principal source of working capital during the three month period ended July 31, 2007 was motion picture royalty income. The Company does not currently have sufficient capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain of its assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Principal Executive Officer and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of July 31, 2007, our disclosure controls and procedures are not effective in view of our delinquent filings at such date. As of July 31, 2007, we were delinquent in filing our periodic reports since April 2004. The Company had been involved in litigation with former officers and directors and we did not have adequate financial resources to engage our auditor and ensure the timely filing of our periodic reports. Since then, we have resolved all of the legal matters, changed our management, and engaged an auditor to file all of our delinquent periodic reports.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Complaint against the Company and Derivative Suit

On December 16, 2006, shareholder John M. Burnley filed a complaint in the State of Delaware to compel an Annual Meeting of Shareholders. The complaint alleged that certain members of the Board of Directors were acting in a manner that may be for their own interests and detrimental to that of the shareholders at large. Legal counsel for the Company has reviewed the case and deemed that the necessary steps have not been completed to effectuate this petition and likewise deemed the matter to be inactive at that time. The foregoing event was reported in an 8-K filed on April 23, 2007

On April 18, 2007, shareholder Burnley filed a complaint in the U.S. District Court of California for and on behalf of the shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. Subsequent to this report, the case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007

On July 24, 2007, shareholder Burnley, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court (against four Directors of the Company as well as the Company as a nominal defendant). The complaint alleges that the named directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

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

 Litigation with Director and Former Officer

On June 13, 2007, the Company filed a lawsuit against Director, H. Martin DeFrank, and Sloan Squared, LTC, (“Sloan”), alleging breach of fiduciary duty, constructive fraud, usurping corporate opportunity, and conversion. The foregoing event was reported in an 8-K filed on July 10, 2007.

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

Settlement of DeFrank and Shareholder Burnley Lawsuits

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with its former President and officer Mr. H. Martin DeFrank and shareholder Mr. John M. Burnley by repurchasing 500,000 shares of its common stock from Mr. DeFrank and 300,000 shares of its common stock from Mr. Burnley. The purchase price of Mr. DeFrank’s Shares was $60,000 and the purchase price of the Mr. Burnley’s shares was $24,000.

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

Other litigation

As of July 31, 2007, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the three month period ending July 31, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the quarter ended July 31, 2007.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Principal Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: August 22, 2008	By:	/s/ Philip Holmes
Philip Holmes, President and Principal Executive Officer