Form 10QSB
period 2007-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-08-22
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2007
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

The number of shares outstanding of the Registrant’s common stock, as of October 31, 2007 was 6,206,493 shares. As of August 1, 2008 the number of shares outstanding of the Registrant’s common stock was 10,756,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended October 31, 2007

PART I - FINANCIAL INFORMATION

Item I – Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of October 31, 2007 and April 30, 2007	F-2

Consolidated Statements of Operations for the three months ended October 31, 2007 and 2006	F-3

Consolidated Statements of Operation for the six months ended October 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the six months ended October 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements as of October 31, 2007	F-6 to F-12

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2007 AND APRIL 30, 2007

	October 31, 2007	April 30, 2007
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$167,163	$553,648
Prepayments and other current assets	5,190	5,190
Total current assets	172,353	558,838

OTHER ASSETS
Film development costs, net	70,037	70,037
Total Other Assets	70,037	70,037

TOTAL ASSETS	$242,390	$628,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,614	$440,409
Accrued expenses	349,164	338,231
Deferred revenue	875,888	953,601
Total current liabilities	1,285,666	1,732,241

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 6,206,493 shares issued and outstanding at October 31, 2007 and 5,806,493 at April 30, 2007 respectively.	62,064	58,064
Additional paid-in capital	25,233,118	25,204,118
Accumulated deficit	(26,365,548)	(25,915,293)
Net Profit (Loss) for Period	27,090	(450,255)
Total stockholders’ equity (deficit)	(1,043,276)	(1,103,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,390	$628,875

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 and 2006
(Unaudited)

	Three months ended October 31,
	2007	2006
REVENUES
Feature films	$199,305	$50,371
TOTAL REVENUE	199,305	50,371

OPERATING EXPENSES:
General and administrative	141,502	218,900
Total operating expenses	141,502	218,900

INCOME (LOSS) FROM OPERATIONS	57,803	(168,529)

OTHER INCOME (EXPENSE):
Interest income	1,209	7,052
Interest expense	0	0
Total Other Income (Expense)	1,209	7,052

INCOME (LOSS) BEFORE INCOME TAXES	59,012	(161,477)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$59,012	$(161,477)

Net income (loss) per share – Basic	$0.01	$(0.02)
Basic weighted average number of shares outstanding during the period	5,949,971	7,041,436

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 and 2006
(Unaudited)

	Six months ended October 31,
	2007	2006
REVENUES
Feature films	$243,359	$117,373
TOTAL REVENUE	243,359	117,373

OPERATING EXPENSES:
General and administrative	219,425	381,118
Total operating expenses	219,425	381,118

INCOME (LOSS) FROM OPERATIONS	23,934	(263,745)

OTHER INCOME:
Interest income	3,156	13,952
Interest expense	0	0
Total Other Income	3,156	13,952

INCOME (LOSS) BEFORE INCOME TAXES	27,090	(249,793)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$27,090	$(249,793)

Net income (loss) per share – Basic	$0.00	$(0.04)

Basic weighted average number of shares outstanding during the period	5,878,624	7,041,436

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 and 2006
(Unaudited)

	Six months ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$27,090	$(249,793)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Common stock issued for services	41,000	32,000
Change in operating assets and liabilities:
Accounts receivable, trade	0	97,814
Prepayments and other current assets	0	0
Accounts payable	(379,795)	36,285
Accrued expenses	10,933	35,638
Deferred revenue	(77,713)	(17,796)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(378,485)	(65,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock re-purchased for cash	(8,000)	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,000)	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(386,485)	(65,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	553,648	735,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,163	$669,973

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of October 31, 2007

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

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the three month period ending October 31, 2007. In order to facilitate a future production of a remake or sequel to the Company’s original production “The Big Easy”, the Company incorporated a wholly-owned subsidiary, Big Easy II Film, LLC (a California limited liability corporation) on September 26, 2007. This subsidiary was also inactive during the three month period ending October 31, 2007. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at October 31, 2007, the results of operations for the three and six month periods ended October 31, 2007 and cash flows the six month period ended October 31, 2007 have been included. The results of operations for the three and six month periods ended October 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

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

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2007, the Company had no accounts receivable.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at October 31, 2007, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at October 31, 2007.

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

At October 31, 2007, film development costs totaled $70,037, which was net after an allowance of $30,000. During the three month period ended October 31, 2007, no film development costs were determined to be impaired.

NOTE 5 – DEFERRED REVENUE

As of October 31, 2007, the Company has deferred revenue totaling $875,888. The Company is following the guidelines of SOP 00-02 for film production and distribution.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $10,793 and $7,661 during the three months ended October 31, 2007 and 2006, respectively. All rental agreements may be terminated upon one month’s notice.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2007, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At October 31, 2007, we were involved with various legal matters, including litigation with former officers, Directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 7 – RECOGNITION OF REVENUES

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

NOTE 8 - COMMON STOCK

At October 31, 2007, the Company had 12,000,000 authorized shares of common stock, of which 6,206,493 shares were issued and outstanding. On September 28, 2007, Directors Brad Hoffman and Emanuel Neuman were each issued 100,000 restricted shares in exchange for services rendered as Directors and ISBC GmbH was issued 300,000 shares in exchange for services valued at $25,000. On October 2, 2007, at the request of former Director, Michel Shane, the Company repurchased 100,000 of its own shares belonging to Mr. Shane at a negotiated price of $8,000 in total which represented the approximate 90 day rolling average for the shares.

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2007, the Company has sustained recent losses from operations, has a deficit in working capital of $1,113,313, and has an accumulated deficit of approximately $26,338,458. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

a. Option/Purchase Agreement

On October 6, 2006, New Line Cinema paid the Company $90,000 to extend an option pertaining to the remake rights to the movie production, All of Me, for an additional 18-month period, up to and including April 11, 2008. As a result of the Writers’ Guild strike of 2007 and 2008, the option period was further extended to July 21, 2008. Subsequent to the period covered by this report, on July 21, 2008, the option expired without New Line exercising the option. In accordance with the option agreement, all rights in this title have reverted to the Company.

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

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with former President and Director Mr. DeFrank. The foregoing event was filed in an 8-K on July 18, 2008.

c. West Coast Pictures, LLC Stock Purchase Agreement

On October 31, 2007 the Company entered into a Securities Purchase Agreement (“Agreement”) with West Coast Pictures, LLC (“WCP”), a California limited liability company, for the purchase of Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Company’s Common Stock (“Purchase Shares”) for the purchase price of Three Hundred Twenty-Five Thousand Dollars ($325,000) and a commitment by WCP to contribute five (5) film assets (listed in a Schedule to the Agreement) similarly valued at an additional $325,000. The agreement includes a provision that WCP is entitled to occupy seats on the Board of Directors in proportion to the percentage of the Company’s common stock that it owns.

The transaction was subject to certain closing conditions set forth in the Agreement. The Agreement further states that at the direction of WCP, the Company will issue Four Hundred Sixty Thousand (460,000) of the Purchase Shares directly to Hagen Behring. Therefore, WCP will receive Three Million Nine Hundred Ninety Thousand (3,990,000) of the Purchase Shares. In addition, the Company granted WCP “piggyback” registration rights with respect to its Purchase Shares on certain future registration statements of the Company, if any. The sale of the Purchase Shares closed on November 7, 2007. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

d. Stock Issued to Directors for Services Rendered

Subsequent to the period covered by this report, on November 26, 2007, the Company issued 100,000 shares to former Director Mr. Stephen Fryer for services rendered as a Director.

e. Creation of New Subsidiaries

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended October 31, 2007 and October 31, 2006, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2007.

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

On September 26, 2007, the Company filed with the Secretary of State of California for the creation of a wholly-owned subsidiary Big Easy II Film, LLC, which will be used by the Company for the specific purpose of developing a remake or sequel of the Company’s film property “The Big Easy.”

On October 31, 2007 the Company entered into a Securities Purchase Agreement (“Agreement”) with West Coast Pictures, LLC (“WCP”), a California limited liability company, for the purchase of Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Registrant’s Common Stock (“Purchase Shares”) for the purchase price of Three Hundred Twenty-Five Thousand Dollars ($325,000) and a commitment by WCP to contribute five (5) film assets (listed in a Schedule to the Agreement) similarly valued at an additional $325,000. The agreement included a provision that WCP is entitled to occupy seats on the Board of Directors in proportion to the percentage of the Company’s common stock that it owns.

Results of Operations

The Three Months Ended October 31, 2007 vs. the Three Months Ended October 31, 2006

For the quarter ended October 31, 2007, feature film revenues were $199,305 as compared to $50,371 for the quarter ended October 31, 2006. The increase of $148,934 results primarily from increased revenue from distribution of the Company's feature film library.

Costs and expenses amounted to $141,502 for the quarter ended October 31, 2007 as compared to $218,900 during the quarter ended October 31, 2006. This decrease of $77,398 is primarily due to a significant decrease in officers’ and administrative compensation.

The Company had a net profit of $59,012 for the quarter ended October 31, 2007 as compared to the net loss of $161,477 for the quarter ended October 31, 2006. This increase in net profit of $220,489 results primarily from an increase in film distribution revenues and a significant decrease in officers’ and administrative compensation.

The Six Months Ended October 31, 2007 vs. the Six Months Ended October 31, 2006

For the six month period ended October 31, 2007, feature film revenues were $243,359 as compared to $117,373 for the six month period ended October 31, 2006. The increase of $125,986 results primarily from increased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $219,425 for the six months ended October 31, 2007 as compared to $381,118 during the six months ended October 31, 2006. This decrease of $161,693 is primarily due to a decrease in officers’ and administrative compensation.

The Company had a net profit of $27,090 for the six month period ended October 31, 2007 as compared to net loss of $249,793 for the comparable period ended October 31, 2006. This increase in net profit of $276,883 results primarily from increased film distribution revenues and a significant decrease in officers’ and administrative compensation.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and six month periods ended October 31, 2007 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the six months ended October 31, 2007, the Company's net cash flow used in operating activities was $378,485 compared to net cash used in operating activities of $65,852 during the period ended October 31, 2006. At October 31, 2007, the Company had cash of $167,163 as compared to $669,973 at October 31, 2006.

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

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of October 31, 2007, our disclosure controls and procedures are not effective in view of our delinquent filings at such date. As of October 31, 2007, we were delinquent in filing our periodic reports since April 2004. The Company had been involved in litigation with former officers and directors and we did not have adequate financial resources to engage our auditor and ensure the timely filing of our periodic reports. Since then, we have resolved all of the legal matters, changed our management, and engaged an auditor to file all of our delinquent periodic reports.

This Quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2007, the Company filed a demurrer on the grounds that the Plaintiff failed to set forth facts sufficient to state a cause of action against Defendants or disprove that the Directors acted in valid exercise of their business judgment according to Delaware Law. Subsequent to this report, on January 4, 2008, the Plaintiff dismissed the case without prejudice.

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with shareholder Mr. John M. Burnley. (See “Settlement of DeFrank and Shareholder Burnley Lawsuits”). The foregoing event was filed in an 8-K on July 18, 2008.

 Litigation with Director and Former Officer

On June 13, 2007, the Company filed a lawsuit against Director, H. Martin DeFrank, and Sloan Squared, LTC, (“Sloan”), alleging, amongst others, breach of fiduciary duty, constructive fraud, usurping corporate opportunity, and conversion. The foregoing event was reported in an 8-K filed on July 10, 2007.

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

Other litigation

As of October 31, 2007, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007, Director Brad Hoffman and former Director Emanuel Neuman were each issued 100,000 restricted shares in exchange for services rendered as Directors and ISBC GmbH was issued 300,000 shares in exchange for services valued at $25,000. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. On October 2, 2007, the Company purchased shares belonging to former Director Michael Shane at a negotiated price of $8,000 representing approximately the 90 day rolling average for the shares.

Subsequent to the period covered by this report, on November 7, 2007, the Company sold Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Registrant’s Common Stock (“Purchase Shares”) for the purchase price of Three Hundred Twenty-Five Thousand Dollars ($325,000) and a commitment by WCP to contribute five (5) film assets with a mutually agreed total value of $325,000. In addition, the Registrant granted WCP “piggyback” registration rights with respect to its Purchase Shares on certain future registration statements of the Registrant, if any. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

Subsequent to the period covered by this report, on November 26, 2007, the Company issued 100,000 shares to former Director Mr. Stephen Fryer for services rendered as a Director.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of October 31, 2007.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Principal Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: August 22, 2008	By:	/s/ Philip Holmes
Philip Holmes, President and Principal Executive Officer