Form 10QSB/A
period 2007-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-08-29
CIK 773588

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

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2007 was 5,806,493 shares. As of July 31, 2008 the number of shares outstanding of the Registrant’s common stock was 9,956,493.

EXPLANATORY NOTE

Kings Road Entertainment, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2007 (the Form 10-Q), filed on August 22, 2008, solely to correct a clerical error on the cover page regarding the number of shares of common stock outstanding. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding common stock of the Registrant on July 31, 2008 was 9,956,493.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Principal Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: August 28, 2008	By:	/s/ Philip Holmes
Philip Holmes, President and Principal Executive Officer