Form 10QSB/A
period 2007-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-08-29
CIK 773588

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

EXPLANATORY NOTE

Kings Road Entertainment, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 (the Form 10-Q), filed on August 22, 2008, solely to correct a clerical error on the cover page regarding the number of shares of common stock outstanding. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding common stock of the Registrant on July 31, 2008 was 9,956,493.

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