Form 10QSB
period 2008-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-08-29
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended January 31, 2008
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) ☐ Yes☑ No

The number of shares outstanding of the registrant’s common stock, as of January 31, 2008 was 10,756,493 shares. As of July 31, 2008 the number of shares outstanding of the registrant’s common stock was 9,956,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-QSB
Quarter Ended January 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of January 31, 2008 and April 30, 2007	F-2

Consolidated Statements of Operations for the three months ended January 31, 2008 and 2007	F-3

Consolidated Statements of Operation for the nine months ended January 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the nine months ended January 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements as of January 31, 2008	F-6 to F-11

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2008 AND APRIL 30, 2007

	January 31, 2008	April 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$375,820	$553,648
Prepayments and other current assets	14,190	5,190
Total current assets	390,010	558,838

Other assets:
Film development costs, net	453,526	70,037
Total other assets	453,526	70,037

TOTAL ASSETS	$843,536	$628,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,515	$440,409
Accrued expenses	338,827	338,231
Deferred revenue	840,366	953,601
Total current liabilities	1,218,708	1,732,241

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 10,756,493 shares issued and outstanding at January 31, 2008 and 5,806,493 at April 30, 2007 respectively.	107,564	58,064
Additional paid-in capital	25,836,085	25,204,118
Accumulated deficit	(26,365,548)	(25,915,293)
Net Profit (Loss) for Period	46,727	(450,255)
Total stockholders’ equity (deficit)	(375,172)	(1,103,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,536	$628,875

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 and 2007
(Unaudited)

	Three months ended January 31,
	2008	2007
REVENUES
Feature films	$106,182	$48,184
TOTAL REVENUE	106,182	48,184

OPERATING EXPENSES:
General and administrative	89,867	228,096
Total operating expenses	89,867	228,096

INCOME (LOSS) FROM OPERATIONS	16,315	(179,912)

OTHER INCOME:
Interest income	3,322	5,798
Interest expense	0	0
Total other income	3,322	5,798

INCOME (LOSS) BEFORE INCOME TAXES	19,637	(174,114)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$19,637	$(174,114)

Net income (loss) per share – Basic	$0.00	$(0.02)

Basic weighted average number of shares outstanding during the period	10,389,645	7,157,740

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2008 and 2007
(Unaudited)

	Nine months ended January 31,
	2008	2007
REVENUES
Feature films	$349,541	$165,557
TOTAL REVENUE	349,541	165,557

OPERATING EXPENSES:
General and administrative	309,292	609,214
Total operating expenses	309,292	609,214

INCOME (LOSS) FROM OPERATIONS	40,249	(443,657)

OTHER INCOME:
Interest income	6,478	19,750
Interest expense	0	0
Total other income	6,478	19,750

INCOME (LOSS) BEFORE INCOME TAXES	46,727	(423,907)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$46,727	$(423,907)

Net income (loss) per share – Basic	$0.01	$(0.06)

Basic weighted average number of shares outstanding during the period	7,383,486	7,080,204

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2008 and 2007
(Unaudited)

	Nine months ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$46,727	$(423,907)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Common stock issued for services	47,000	32,000
Change in operating assets and liabilities:
Accounts receivable, trade	0	113,699
Prepayments and other current assets	(9,000)	(5,190)
Film Development Costs	(383,489)	0
Accounts payable	(400,894)	41,140
Accrued expenses	596	21,745
Deferred revenue	(113,235)	(58,319)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(812,295)	(278,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Common Stock Exchanged for Film Projects	325,000	0
(Increase) decrease in Subsidiary Investment	(7,533)	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	317,467	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Cash (Net)	317,000	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	317,000	0
NET CHANGE IN CASH AND CASH EQUIVALENTS	(177,828)	(278,832)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	553,648	735,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$375,820	$456,993

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of January 31, 2008

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its three wholly-owned subsidiaries (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at January 31, 2008, the results of operations for the three and nine month periods ended January 31, 2008 and cash flows for the nine month period ended January 31, 2008 have been included. The results of operations for the three and nine month periods ended January 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

c. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of January 31, 2008, we had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), was inactive during the three month period ending January 31, 2008. The Big Easy II Film, LLC (a California limited liability corporation), was also inactive during the three month period ending January 31, 2008. On December 5, 2007, the Company incorporated and commenced operations in Kings Road Entertainment Europe GmbH, Germany, to facilitate international co-productions. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries. All material inter-company balances and transactions have been eliminated on consolidation.

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

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of January 31, 2008, the Company had no accounts receivable.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at January 31, 2008, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at January 31, 2008.

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

At January 31, 2008, film development costs totaled $453,526, which was net after an allowance of $30,000. During the three month period ended January 31, 2008, no film development costs were determined to be impaired.

NOTE 5 – DEFERRED REVENUE

As of January 31, 2008, the Company has deferred revenue totaling $840,366. The Company is following the guidelines of SOP 00-02 for film production and distribution.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $10,793 and $8,355 during the three months ended January 31, 2008 and 2007, respectively. All rental agreements may be terminated upon one month’s notice.

b. Contingent Losses & Litigation

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-KSB, for the period ended April 30, 2007, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. At January 31, 2008, we were involved with various legal matters, including litigation with former officers, Directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

NOTE 8 - COMMON STOCK

At January 31, 2008, the Company had 12,000,000 authorized shares of common stock, of which 10,756,493 shares were issued and outstanding. Subsequent to this report, on July 15, 2008, the Company, pursuant to lawsuit settlement agreements with former President and officer Mr. H. Martin DeFrank and shareholder Mr. John M. Burnley, repurchased 500,000 shares of its common stock from Mr. DeFrank and 300,000 shares of its common stock from Mr. Burnley. The purchase price of Mr. DeFrank’s Shares was $60,000 and the purchase price of the Mr. Burnley’s shares was $24,000.

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2008, the Company has sustained recent losses from operations, has a deficit in working capital of $828,698, and has an accumulated deficit of approximately $26,318,800. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

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

c. Writing Services Agreement

Subsequent to the period covered by this report, on February 19, 2008, the Company entered a writing agreement with a Writers Guild of America writer in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library. This agreement foresees payments of approximately $100,000 in total over the course of the agreement. An initial payment of $33,333 was made by the Company on February 20, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended January 31, 2008 and January 31, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-QSB and the Form 10-KSB for the fiscal year ending April 30, 2007.

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

On November 7, 2007, the Company sold Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Company’s Common Stock to West Coast Pictures, LLP in exchange for Three Hundred Twenty-Five Thousand Dollars ($325,000) cash and five (5) film assets which were also valued at Three Hundred Twenty-Five Thousand Dollars ($325,000). Management intends to invest further in the development of film projects including these five film assets.

On December 5, 2007, the Board of Directors resolved to set up a European subsidiary to identify, develop and produce international co-productions. The Board also resolved to finance the subsidiary with interest bearing subordinated loans. In accordance with the resolution, Kings Road Entertainment Europe GmbH was established on December 5, 2007. The foregoing event was reported in an 8-K filed on December 27, 2007.

Results of Operations

The Three Months Ended January 31, 2008 vs. the Three Months Ended January 31, 2007

For the quarter ended January 31, 2008, feature film revenues were $106,182 as compared to $48,184 for the quarter ended January 31, 2007. The increase of $57,998 results primarily from increased revenue from distribution of the Company's feature film library.

Costs and expenses amounted to $89,867 for the quarter ended January 31, 2008 as compared to $228,096 during the quarter ended January 31, 2007. This decrease of $138,229 is primarily due to significant decreases in executive and administrative compensation as well as legal fees.

The Company had a net profit of $19,637 for the quarter ended January 31, 2008 as compared to the net loss of $174,114 for the quarter ended January 31, 2007. This increase in net profit of $193,751 results primarily from an increase in revenues and significant decreases in executive and administrative compensation as well as legal fees.

The Nine Months Ended January 31, 2008 vs. the Nine Months Ended January 31, 2007

For the nine month period ended January 31, 2008, feature film revenues were $349,541 as compared to $165,557 for the nine month period ended January 31, 2007. The increase of $183,984 results primarily from increased revenue from distribution of the Company's feature film library.

Costs and expenses decreased to $309,292 for the nine months ended January 31, 2008 as compared to $609,214 during the nine months ended January 31, 2007. This decrease of $299,922 is primarily due to a decrease in professional fees and executive and administrative compensation.

The Company had a net profit of $46,727 for the nine month period ended January 31, 2008 as compared to net loss of $423,907 for the comparable period ended January 31, 2007. This increased net profit of $470,634 results primarily from increased film revenues and decreases in professional fees, executive and administrative compensation.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and nine month periods ended January 31, 2008 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the nine months ended January 31, 2008, the Company's net cash flow used in operating activities was $812,295 compared to net cash used in operating activities of $278,832 during the period ended January 31, 2007. At January 31, 2008, the Company had cash of $375,820 as compared to $456,993 at January 31, 2007.

Future Commitments

The Company does not have, nor is it aware of, any other material future commitments.

ITEM 3. CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of January 31, 2008, our disclosure controls and procedures are not effective in view of our delinquent filings at such date. As of January 31, 2008, we were delinquent in filing our periodic reports since April 2004. The Company had been involved in litigation with former officers and Directors and we did not have adequate financial resources to engage our auditor and ensure the timely filing of our periodic reports. Since then, we have resolved all of the legal matters, changed our management, and engaged an auditor to file all of our delinquent periodic reports.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2007, the Company and the three named Directors filed a demurrer against this amended complaint. On January 7, 2008, the court issued a tentative ruling upholding the individual Directors’ demurrer on all counts without leave to amend. Subsequent to this report, on February 14, 2008, the court dismissed Mr. DeFrank’s complaint in its entirety.

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

Other litigation

As of January 31, 2008, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2007, the Company sold Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Company’s Common Stock to West Coast Pictures, LLC. for Three Hundred Twenty Five Thousand Dollars ($325,000) and five (5) film assets valued at an additional $325,000. In addition, the Company granted WCP “piggyback” registration rights with respect to its purchased shares on certain future registration statements of the Company, if any. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote for the quarter ending January 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of President and Principal Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: August 28, 2008	By:	/s/ Philip Holmes
Philip Holmes, President and Principal Executive Officer