Form 10KSB
period 2008-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2008-09-05
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year $491,892.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 31, 2008 (4,097,193 shares) was approximately $327,775 using the closing price per share of $0.08, as reported on the Pink Sheets as of such date.

The number of shares of registrant's common stock outstanding as of April 30, 2008 was 10,756,493. As of July 31, 2008, the number of shares of registrant’s common stock outstanding was 9,956,493.

Kings Road Entertainment, Inc.
Annual Report on Form 10-KSB
For the Year Ended April 30, 2008

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

PART I.

ITEM 1. Description of Business

Overview

Kings Road Entertainment, Inc., and its three wholly owned subsidiaries (collectively "Company" or "Registrant"), have been engaged primarily in the development, financing and production of feature films for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). The Company released its first motion picture in 1984, All of Me, starring Steve Martin. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the year ending April 30, 2008. The Company’s wholly-owned subsidiary, Big Easy II Film, LLC (a California limited liability corporation), was also inactive during the year ending April 30, 2008. On December 5, 2007, the Company incorporated and commenced operations of Kings Road Entertainment Europe GmbH, a 100% subsidiary in Germany, to facilitate international co-productions. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

History

Kings Road Entertainment, Inc. was founded by Stephen J. Friedman, an entertainment industry lawyer, who became one of Hollywood’s most successful independent film producers in the 1970’s. Prior to forming the Company, Mr. Friedman was the producer of The Last Picture Show, which received an Academy Award nomination for Best Picture in 1971. The Company was incorporated in 1980, began active operations in January 1983 and released its first feature film in 1984. Mr. Friedman served as Chairman of the Company until his passing in 1996.

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2008, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

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

The Motion Picture Industry

Overview. Revenues at domestic theaters grew approximately 5.4%, to approximately $9.6 billion in 2007, from approximately $9.2 billion in 2006, according to the Motion Picture Association’s U.S. Theatrical Market: 2007Statistics, and the domestic motion picture industry has grown in both revenues and attendance over the past ten years. In 2007, U.S. theater admissions were approximately 1.4 billion.

Competition.  The motion picture industry is highly competitive. The Company faces intense competition from major motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for feature film projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with feature films produced by the Company. Major studios, such as NBC Universal, Paramount Pictures, Sony Pictures Entertainment Inc., Twentieth Century Fox Film Corporation, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment Inc., have historically dominated the motion picture industry. The “major studios” have recently encountered significant competition from smaller studios such as DreamWorks Animation SKG, Lions Gate Films and Metro-Goldwyn-Mayer Studios, Inc. Additionally, smaller and “independent” production companies have gained market share and industry acceptance. Presently, the Company is a relatively small entity that competes with many companies that are larger and significantly better capitalized.

Product Life Cycle.  Generally, a motion pictures life cycle as a product begins with a theatrical release before being available on home video, cable, pay television or syndicated or free television channels. Many motion pictures never achieve a theatrical release and some never become available to the home video/DVD market. After an initial release to theaters, movie producers often seek to release their films in exclusive windows in the home video, cable/pay television or syndicated/free television markets (collectively “secondary markets”). The longevity and success of a film property is usually a function of its initial success in theaters, but such licensing revenues generally decline over time. The value of older films may be enhanced through the production of prequels, sequels, and remakes.

Development

Development activities are a fundamental building block to the Company’s future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes, are among the Company’s most valuable assets.

Marketing Strategy

The Company licenses rights to movies in its film library to the home video/DVD market, and both the free and pay television markets. Additionally, the Company seeks to enhance and protect the value of our film library through the sale of option and rights for the production and distribution of prequels, sequels, and remakes.

Financing Strategy

The Company's previous financing strategy consisted of fully financing its films by obtaining advances and guarantees from the licensing of distribution rights in those pictures and other investments from third parties. Once fully financed, the Company can then earn fees for its development and production services, in addition to generating contingent compensation based on the success of a film. The Company may also finance a portion of the cost of a film using internally generated funds or debt financing.

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

Distribution

Theatrical - The Company, when practical, has licensed its pictures to distributors for theatrical distribution in the domestic market. These distributors undertake all activities related to the distribution of the Company's motion pictures, including booking the picture into theaters, shipping prints and collecting film rentals. In certain cases distributors have advanced the costs of advertising and publicizing the motion pictures and the manufacture of prints; however, in most cases the Company has been required to fund or arrange funding for these costs itself. The Company's most recent pictures, however, were not theatrically released and were initially released on either home video or pay television.

Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company's pictures to video distributors who, in turn sell DVDs to video retailers that rent or sell DVDs to consumers. Similarly, Video on Demand will become a factor in the home video market as this technology becomes more readily available. Pay and Free Television - Distribution on pay television has occurred by licensing the pay television rights of the Company’s movies to cable television companies such as HBO/Cinemax, Showtime/The Movie Channel and various pay-per-view distributors. After licensing to pay television, the Company's films are then made available to television stations and basic cable outlets. The Company has licensed the free television rights to its films to companies who in turn sell packages of films to television stations and basic cable services.

Other Rights - Network television, non-theatrical, music publishing, soundtrack album, novelization, and other miscellaneous rights in the Company's pictures have been, whenever possible, licensed by the Company to third parties. The revenue to be derived from the exercise of these other rights is generally not as significant as revenue from other sources.

International Markets - The Company previously generated substantial revenues from the licensing of its pictures outside of the United States. However, in 1996 the Company sold the international distribution rights to most of its films to another company. For those pictures where international distribution rights are still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film productions, it is more efficient and cost effective to use outside foreign sales organizations rather than to maintain its own staff.

Personnel

As of April 30, 2008, the Company has been operated by its Officers. The Company is subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others, relating to its completed films and projects in development. The Company considers its employee relations to be satisfactory at present, although the renewal of these union contracts does not depend on the Company's activities or decisions alone. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

Patents Trademarks and Other Intellectual Property

The Company owns distribution rights in all North American territories (US & Canada) to all media in regards to 14 completed motion pictures, and retains ownership to all world rights in all media to one motion picture (Knights). In most cases, the Company owns all remake, prequel, sequel and TV film and series rights to its motion picture properties. Additionally, the Company has legal ownership of certain intellectual properties in the form of 15 screenplays and the corresponding underlying rights in all but one case.

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

We have incurred significant losses in the past and there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2008, we had a deficit in working capital of $945,681 and an accumulated deficit of approximately $26,357,000. Our registered independent accounting firm has issued a going concern opinion, indicating that these conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, there is no assurance that we will be able to continue as a going concern.

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

Our internal control over financial reporting is not effective and our failure to remedy our internal control over financial reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it, require us to include in our Form 10-KSB an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Our management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2008 and concluded that our internal control over financial reporting was not effective due to insufficient accounting and administrative personnel. If we fail to remedy our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 2. Description of Properties

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. All rental agreements may be terminated upon one month’s notice.

ITEM 3. Legal Proceedings

Shareholder Complaint against the Company and Derivative Suit

On April 18, 2007, shareholder Mr. John M. Burnley filed a complaint in the U.S. District Court of California for and on behalf of the shareholders of Kings Road Entertainment, Inc. The complaint brought a derivative suit against four Directors of the Company, alleging that they had breached their fiduciary duties to the Company and claiming compensatory damages in the amount of $7,500,000. The case was dismissed without prejudice pursuant to local rule 7-9 on June 12, 2007. The foregoing events were reported in an 8-K filed on June 27, 2007

On July 24, 2007, the same shareholder, in the right and for the benefit of Kings Road Entertainment Inc., re-filed the above derivative suit in the Los Angeles Superior Court (against four Directors of the Company as well as the Company as a nominal defendant. The complaint alleges that the named Directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

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

 Litigation with Director and Former Officer

On June 13, 2007, the Company filed a lawsuit against Director, H. Martin DeFrank, and Sloan Squared, LTC, (“Sloan”), for breach of fiduciary duty, constructive fraud, usurping corporate opportunity and conversion. The foregoing event was reported in an 8-K filed on July 10, 2007.

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

PART II.

ITEM 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

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

Sales Price

	High	Low
Fiscal 2008
First Quarter	$0.15	$0.06
Second Quarter	$0.08	$0.04
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.06	$0.03

Fiscal 2007
First Quarter	$0.20	$0.10
Second Quarter	$0.16	$0.11
Third Quarter	$0.16	$0.08
Fourth Quarter	$0.10	$0.03

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

Holders

As of July 31, 2008, the Company had approximately 425 stockholders of record.

Recent Sales of Unregistered Securities

On March 1, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) with Ashford Capital, LLC, (“Ashford”) with a foreseen Closing Date of March 8, 2007, upon which the Company sold Four Million Seven Hundred Thousand (4,700,000) shares of the Company’s 144 Restricted Common Stock in exchange for Three Hundred Thousand Dollars ($300,000), which was paid at the closing. This unregistered sale of equity securities is exempt from registration based on Section 4(2) of the Securities Act of 1933. The actual closing date of this agreement was April 17, 2007. The foregoing event was reported in an 8-K filed on April 23, 2007.

On May 4, 2007, a Rescission and Mutual Release Agreement (“Rescission Agreement”) was entered into by and between Ashford and the Company, thereby terminating the obligations of both parties under the above mentioned SPA. Pursuant to the Rescission Agreement, Ashford agreed to return the Shares acquired pursuant to the SPA and the Company agreed to return to Ashford $300,000 (USD) representing reimbursement for the purchase price of the Shares. The foregoing event was reported in an 8-K filed on June 12, 2007

For legal and accounting purposes, both the purchase and rescission were deemed to have taken place on April 17, 2007. As of April 30, 2008 the Company’s liabilities included the repayment obligation of $300,000 to Ashford which was made during May 2007.

On October 31, 2007 the Company entered into a Securities Purchase Agreement (“Agreement”) with West Coast Pictures, LLC (“WCP”), a California limited liability company, for the purchase of Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Company’s Common Stock (“Purchase Shares”) for the purchase price of Three Hundred Twenty-Five Thousand Dollars ($325,000) and a commitment by WCP to contribute five (5) film assets (listed in a Schedule to the Agreement) to joint ventures in which the Company will participate. These film assets were mutually valued at $325,000 for the Company.

The Agreement further states that at the direction of WCP, the Registrant will issue Four Hundred Sixty Thousand (460,000) of the Purchase Shares directly to Hagen Behring. Therefore, WCP will receive Three Million Nine Hundred Ninety Thousand (3,990,000) of the Purchase Shares. In addition, the Registrant granted WCP “piggyback” registration rights with respect to its Purchase Shares on certain future registration statements of the Registrant, if any. The transaction was subject to certain closing conditions as set forth in the Agreement. The sale of the Purchase Shares closed on November 7, 2007. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Revenues have, in most recent years, been generated through distribution contracts with domestic and international film distributors specializing in different media. The Company's revenues from the feature films it produces are typically spread over a number of years. Following completion of a feature film the Company attempts to generate revenues from theatrical distributors as soon as possible. However, the Company’s most recently produced films were lower budget films that often do not have a theatrical release and go straight to home video. Revenues from home video are initially recognized when a film becomes available for release on DVD, typically three to six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues generated from pay and free television are similarly recognized when a film becomes available for distribution in those media, typically twelve to twenty-four months after the initial release. Some distribution contracts license more than one medium, a "multiple rights license." In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996, and international revenues have substantially decreased due to this sale. As a result of these factors, the Company's revenues vary significantly each year depending on the number of films distributed as well as the success of the release of films that become available in the various media during that fiscal year.

Although the Company has not produced any films since 1996, the Company’s present development activities include development of screenplays with the aim of producing or co-producing three to five feature films per year. The scope of these development activities are heavily dependent on attaining funding for the business plan.

The Company has amortized the costs incurred in producing each feature film in accordance with the applicable Financial Accounting Standards Board Statements. The Company previously amortized film costs under the income forecast method as described in Financial Accounting Standards Board Statement No. 53 ("FASB 53"), which provided that film costs are amortized for a motion picture in the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. The Company's management periodically reviews film development estimates on a film-by-film basis, and when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. During the year ended April 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 139 (“FASB 139”), which, in effect, replaced FASB 53. Since the Company has not produced a motion picture film since 1996, and in light of the fact that all of the Company's previously produced motion picture films have been fully amortized, there was no effect to the Company in adopting this new accounting standard. Film development costs relating to projects that have been abandoned or sold before being produced have been charged to overhead in the year the event occurs.

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

The share purchase agreement (“SPA”) with West Coast Pictures LLC in November 2007 included the transfer to the Company of rights title and interest in four feature film projects in development and a production service contract. Since this SPA, the Company has continued to invest in these and other projects both in the USA and Europe, via its European subsidiary.

On February 19, 2008, the Company engaged the services of a Writers Guild of America writer to develop content pertaining to a possible remake/sequel of a feature film property from within the Company’s film library.

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

Results of Operations for the Twelve Months Ended April 30, 2008 and April 30, 2007

For the year ended April 30, 2008, feature film revenues increased to $491,892 as compared to $267,876 for the year ended April 30, 2007. The increase of $224,016 results primarily from increased revenues from distribution of the Company's feature film library.

Costs and expenses decreased to $590,419 for the year ended April 30, 2008 as compared to $743,974 during the year ended April 30, 2007. The decrease of $153,555 results primarily from significant decreases in executive/administration compensation and legal fees which were partly offset by increases in professional fees for audit and accounting.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

There was no expense or gain recorded in the twelve months ending April 30, 2008 and 2007, for depreciation or amortization of intangible assets, as all assets were fully depreciated prior to those periods.

Other Income (Expense)

Total other income for both periods consisted of the following:

	2008	2007
Other income	$98,708	$0
Interest income	7,797	25,843
Unrealized Gains on Exchange of Foreign Currency Transactions	741	0

Total other income	$107,246	$25,843

Other income in the twelve month period ending April 30, 2008, consisted primarily of adjustments to accruals from prior years that were assessed to be no longer required in the amount accrued. Interest income on the cash amount held on deposit at City National Bank was significantly less than the previous year due to the lower average balance on deposit.

The unrealized gains on exchange of foreign currency transactions represents the unrealized exchange gain from consolidating the European subsidiary.

Net Loss

The Company’s Net Profit (Loss) for the years ending April 30, 2008 and 2007 were as follows:

	2008	2007	Variance
Net Profit /(Loss)	$8,719	$(450,255)	$458,974

The increase in the net profit during the year ending April 30, 2008, compared to the net loss in the previous twelve months ending April 30, 2007, of $458,974, was primarily due to these factors:

1.	There was a significant increase in film revenues of $224,016 for the 12 months ended April 30, 2008 representing an increase of approximately 83.6%, compared to the year ended April 30, 2007.
2.
There was a significant decrease in general and administrative expenses of $153,555 for the 12 months ended April 30, 2008 representing a decrease of approximately 20.6%, compared to the year ended April 30, 2007.

3.
Other income in the twelve month period ending April 30, 2008 increased to $98,708 compared to $0 for the previous 12 months ending April 30, 2007. This was primarily as a result of adjustments to accruals.

Liquidity and Capital Resources for the Twelve Month Period Ended April 30, 2008 and 2007

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for both the production and distribution of a picture, before that film generates any revenues. In many instances, the Company obtains advances or guarantees from its distributors, but these advances and guarantees generally defray only a portion of a film's cost. The Company's principal source of working capital during the year ended April 30, 2008, was motion picture distribution and licensing income. Management believes that the Company's existing distribution and licensing income will unlikely be sufficient to fund its ongoing operations.

Cash flows from operating activities
The Company experienced negative cash flows used by operations in the amount of $1,030,431 for the twelve month period ended April 30, 2008 compared to negative cash flows of $126,079 in the year ended April 30, 2007. This was due primarily to a number of issues:

(1)	to a payment of $300,000 to Ashford Capital LLC with respect to the rescission of the Share Purchase Agreement from April 2007 where the repayment of the investment took place in May 2007.
(2)
The purchase of film assets within the Share Purchase Agreement with West Coast Pictures LLC amounting to $325,000, where those assets were purchased with common stock. On the Statement of Cash Flows, this entry is however negated by the corresponding entry in Cash Flows from Investing Activities.

(3)	Further investments in screenplay and feature film development amounting to approximately $130,000.
(4)	Repayment of debt and notes payable amounting to approximately $100,000.

Due in large part to its working capital deficit and ongoing level of operating expenses, the Company's auditors have expressed doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to search for appropriate investment to finance its business plan as well as actively market the Company's film assets and work with production and financial partners. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and access to film production funds, which would supplement the business plan and additionally help the Company maintain greater ownership of its film projects.

The Company had cash of $149,765 and $553,648 at April 30, 2008 and 2007 respectively. However, included in the cash figure at April 30, 2007 was the short term repayment liability to Ashford Capital LLC of $300,000 related to the rescission of the Share Purchase Agreement.

During the years ended April 30, 2008 and 2007, the Company had no significant provision for income taxes, however, there is a significant tax loss carry forward of approximately $14,800,000 which may be offset against future taxable income.

ITEM 7. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Kings Road Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kings Road Entertainment, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jaspers + Hall, PC

Denver, Colorado
August 22, 2008

 KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2008 AND APRIL 30, 2007
(Audited)

	April 30, 2008	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$149,765	$553,648
Accounts receivable, trade	69,594	0
Prepayments and other current assets	14,190	5,190
Total current assets	233,549	558,838

Other assets:
Film development costs, net (Note 5)	524,582	70,037
Total other assets	524,582	70,037

TOTAL ASSETS	$758,131	$628,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,554	$440,409
Accrued expenses	345,083	338,231
Deferred revenue (Note 6)	807,593	953,601
Total current liabilities	1,179,230	1,732,241

Stockholders’ equity:
Common stock; 12,000,000 shares authorized at $0.01 par value; 10,756,493 shares issued and outstanding at April 30, 2008 and 5,806,493 at April 30, 2007	107,564	58,064
Additional paid-in capital	25,828,166	25,204,118
Accumulated deficit	(26,365,548)	(25,915,293)
Net Profit (Loss) for Period	8,719	(450,255)
Total stockholders’ equity (deficit)	(421,099)	(1,103,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,131	$628,875

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
(Audited)

	Twelve months ended April 30,
	2008	2007

REVENUES
Feature films	$491,892	$267,876

TOTAL REVENUE	491,892	267,876

OPERATING EXPENSES:
General and administrative	590,419	743,974
Total operating expenses	590,419	743,974

INCOME (LOSS) FROM OPERATIONS	(98,527)	(476,098)

OTHER INCOME (EXPENSE):
Other income	98,708	0
Interest income	7,797	25,843
Exchange gain	741	0
Total other income	107,246	25,843

INCOME (LOSS) BEFORE INCOME TAXES	8,719	(450,255)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$8,719	$(450,255)

Net income (loss) per share – Basic	$0.00	$(0.06)

Basic weighted average number of shares outstanding during the period	8,212,914	7,044,802

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
(Audited)

	Twelve months ended April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$8,719	$(450,255)
Common stock issued for services	47,000	39,000
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Change in operating assets and liabilities:
Accounts receivable, trade	(69,594)	113,699
Film development costs	(454,545)
Prepayments and other current assets	(9,000)	(5,190)
Accounts payable	(413,855)	301,785
Accrued expenses	6,852	(26,277)
Deferred revenue	(146,008)	(98,841)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,030,431)	(126,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Common Stock issued in exchange for assets	325,000	0
(Increase) decrease in Subsidiary Investment	(15,452)	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	309,548	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock purchased for cash (Net)	317,000	(58,050)
Cash received from line of credit	0	(60,000)
(Increase) decrease in restricted cash	0	61,952
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	317,000	(56,098)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(403,883)	(182,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	553,648	735,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,765	$553,648

Cash paid for income taxes	$0	$0
Cash paid for interest expenses	$0	$0

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders’
	No. of shares	Amount	Capital	Deficit	Equity

Balance as of April 30, 2006	6,957,740	$69,577	$25,211,655	$(25,915,293)	$(634,061)

Aug. 15, 2006 shares issued to Directors	200,000	2,000	30,000	0	32,000

Feb. 26, 2007 shares issued to Director	100,000	1,000	6,000	0	7,000

April 12, 2007 legal settlement	(1,451,247)	(14,513)	(43,537)	0	(58,050)

Net loss for the period	0	0	0	(450,255)	(450,255)

Balance as of April 30, 2007	5,806,493	58,064	25,204,118	$(26,365,548)	(1,103,366)

Sep. 28, 2007 shares issued to Directors	200,000	2,000	14,000	0	16,000

Sep. 28, 2007 shares issued for services	300,000	3,000	22,000	0	25,000

Oct. 2, 2007 shares purchased from a former Director	(100,000)	(1,000)	(7,000)	0	(8,000)

Nov. 7, 2007 shares issued for cash and assets	4,450,000	44,500	605,500	0	650,000

Nov. 26, 2007 shares issued to Director	100,000	1,000	5,000	0	6,000

Acquisition of Subsidiary			(15,452)	0	(15,452)

Net income for the period	0	0	0	8,719	8,719

Balance as of April 30, 2008	10,756,493	$107,564	$25,828,166	$(26,356,829)	$(421,099)

KINGS ROAD ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2008 and 2007

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its wholly-owned subsidiaries (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited (consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at April 30, 2008 and 2007, and the results of operations and cash flows for the years ended April 30, 2008 and 2007 have been included. All inter-company items and transactions have been eliminated in consolidation.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

c. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of April 30, 2008, we had three, wholly-owned subsidiaries: Ticker, Inc., (a California corporation), was inactive during the twelve months ending April 30, 2008. The Big Easy II Film, LLC (a California limited liability corporation), was also inactive during the period ending April 30, 2008. On December 5, 2007, the Company incorporated and commenced operations in Kings Road Entertainment Europe GmbH, Germany, to facilitate international co-productions. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

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

g. Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than the functional currency of US Dollars are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statements of operations. Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

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

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of April 30, 2008, its account receivable of $69,594 was due from a foreign distributor. This amount was however, paid in full to the Company on May 2, 2008.

NOTE 4 – FIXED ASSETS

a. Fixed Assets

Fixed assets of the Company at April 30, 2008 and 2007 consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at April 30, 2008 and 2007.

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

At April 30, 2008 film development costs totaled $ 524,582 compared to $70,037 as at April 30, 2007. Both amounts are net after an allowance of $30,000. The increase reflects the assets acquired together with the investment of West Coast Pictures LLC during November 2007 for the amount of $325,000 and subsequent development activities. During the years ended April 30, 2008 and 2007, no film development costs were determined to be impaired.

NOTE 6 – LIABILITIES

a. Deferred Revenue

As of April 30, 2008 and 2007, the Company had deferred revenue totaling $807,593 and $953,601, respectively. The decrease is primarily due to the regular amortization of royalty advances from distributors across the applicable period of each distribution agreement. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 9).

b. Discontinued Operations

The Company has discontinued operations of its Ticker Inc. subsidiary. Ticker Inc has been inactive and had no operations in the years ending April 30, 2008 and 2007. As of April 30, 2008, the Company had no accrual for liabilities for its discontinued operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $43,172 and $34,982 during the twelve months ended April 30, 2008 and 2007, respectively. All rental agreements may be terminated upon one month’s notice.

b. Contingent Losses & Litigation

At April 30, 2008, the Company was involved with various legal matters, including litigation with former officers, Directors, and related parties. Although the ultimate resolution of certain matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. Legal fees associated with litigation are recorded in the period in which they occur. The company has not created, and does not intend to create any reserves for contingent losses resulting from an unfavorable outcome from any of these legal matters. Below are updates on those legal matters as to which there were material developments in the year ending April 30, 2008.

Shareholder Complaint against the Company and Derivative Suit
On July 24, 2007, Mr. John M. Burnley, a Company shareholder, re-filed a lawsuit in the Los Angeles Superior Court against the Company and four Directors of the Company. The complaint alleges that the named Directors breached their fiduciary duties to the Company in conspiring to sell a majority interest in the Company without the benefit of an evaluation of the assets of the Company being performed and at a price considered by Plaintiff to be unreasonable and detrimental to the company and its shareholders, in that the price received for the majority interest was far below certain rival offers existing at the time of the transaction and claiming compensatory damages in the amount of $7,500,000.

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

c. Writing Agreement

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As at April 30, 2008, none of those milestones had been reached and therefore no accrual has been made for payment(s) due.

d. Other Commitments and Contingencies

In the ordinary course of business, the Company has or may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations.

NOTE 8 - COMMON STOCK

At April 30, 2008 and 2007 the Company had 12,000,000 authorized shares of common stock, of which 10,756,493 and 5,806,493 shares were issued and outstanding at April 30, 2008 and April 30, 2007 respectively. The following common stock transactions transpired in the year ended April 30, 2008 and 2007:

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

Subsequently on May 4, 2007, the Company and Ashford Capital LLC entered into a rescission agreement effectively reversing the transaction. For legal and accounting purposes the transaction was determined to have been rescinded on the original date of its closing. Therefore, as of April 30, 2008 there is no affect on the issued number of shares or additional paid in capital from this transaction.

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

The Settlement Agreement calls for Berresheim to deliver to the Company three (3) original certificates representing One Million Four Hundred Fifty-One Thousand Two Hundred Forty-Seven (1,451,247) shares of the Company’s Common Stock (“Settlement Shares”), these being all the shares held or beneficially owned by Berresheim. In accordance with the agreement, the 1,451,247 shares were delivered to the Company and cancelled by the transfer agent on April 12, 2007.

On September 28, 2007, in accordance with a resolution made by the Board of Directors, the Company issued ISBC GmbH 300,000 shares of its common stock for services rendered to the Company in value of not less than $25,000.

On September 28, 2007, in accordance with resolution made by the Board of Directors, the Company issued 100,000 restricted shares of the Company’s common stock to each of Messrs. Hoffman and Neuman, as non-cash compensation for their services as Directors of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

On October 2, 2007 in accordance with resolution made by the Board of Directors authorizing the transaction, the Company re-purchased 100,000 shares of its own common stock held by former Director Mr. Michel Shane at a price equal to the 90 day rolling average price for the stock as quoted on the Pink Sheets. The transaction was initiated by Mr. Shane at his sole request.

On October 31, 2007 the Registrant entered into a Securities Purchase Agreement (“Agreement”) with West Coast Pictures, LLC (“WCP”), a California limited liability company, for the purchase of Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Registrant’s Common Stock (“Purchase Shares”) for the purchase price of Three Hundred Twenty-Five Thousand Dollars ($325,000) and a commitment by WCP to contribute five (5) film assets (listed in a Schedule to the Agreement) valued at an additional $325,000 to the Company.

The transaction was subject to certain closing conditions set forth in the Agreement. The Agreement further states that at the direction of WCP, the Company will issue Four Hundred Sixty Thousand (460,000) of the Purchase Shares directly to Hagen Behring. Therefore, WCP will receive Three Million Nine Hundred Ninety Thousand (3,990,000) of the Purchase Shares. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company granted WCP “piggyback” registration rights with respect to its Purchase Shares on certain future registration statements of the Registrant, if any. The Securities Purchase Agreement was concluded on November 7, 2007.

On November 26, 2007, in accordance with resolution made by the Board of Directors, the Company issued 100,000 restricted shares of the Company’s common stock to Mr. Stephen Fryer as non-cash compensation for his past services as a Director of the Company. Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

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

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at April 30, 2008, the Company has a deficit in working capital of $945,681 and has an accumulated deficit of approximately $26,357,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 12 - SUBSEQUENT EVENTS

a. Litigation with Director and Former Officer

Subsequent to this report, on July 15, 2008, the Company settled the lawsuits with former President and Director, Mr. Christian DeFrank and with shareholder Mr. John Burnley. The settlement included the repurchase by the Company of their combined total of 800,000 shares of the Company’s common stock. The foregoing event was filed in an 8-K on July 18, 2008

NOTE 13 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of April 30, 2008 and 2007:

	2008	2007
Deferred tax assets: NOL Carryover	$6,482,994	$6,307,300
Deferred Tax liabilities:	0	0
Valuation Allowance	$(6,482,994)	$(6,307,300)
Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2008 and 2007 due to the following:

	2008	2007
Book income (loss)	$3400	$(175,600)
Meals and entertainment	$1,806	$5,990
State tax	$(312)	$(312)
Accrued expenses	$170,800	$169,922
Valuation Allowance	$(175,694)	$0
	$0	$0

At April 30, 2008, the Company had net operating loss carry-forwards of approximately $14,800,000 that may be offset against future taxable income from the year 2009 through 2025. No tax benefit has been reported in the April 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of April 30, 2008, our disclosure controls and procedures are not effective in view of our delinquent filings at such date. As of April 30, 2008, we were delinquent in filing our periodic reports since April 2004. The Company had been involved in litigation with former officers and Directors and we did not have adequate financial resources to engage our auditor and ensure the timely filing of our periodic reports. Since then, we have resolved all of the legal matters, changed our management, engaged an auditor and utilized a qualified consultant to assist in filing all of our delinquent periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that

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

(iii)	provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

(iv)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of April 30, 2008:

Insufficient Accounting and Administrative Personnel: The Company has been operated essentially by a staff of two persons. The utilization of such a small staff precludes segregation of duties and levels of review and approval that are the cornerstones of sound internal control systems. Additionally, we did not maintain a staff of accounting personnel with sufficient accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of all financial statements and account balances.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation and due to the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of April 30, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Remediation Plan

Our management has taken actions necessary to begin remediating the material weakness that was identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. These remediation efforts, which are outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

We are remediating the material weakness we identified with the following actions:

•
In May 2008, we appointed Philip Holmes, our President and Director, to the position of Chief Executive Officer to oversee and control the organizational process required to remedy the material weakness that was identified.

•	In June 2008, we hired a consultant with extensive experience in public company accounting, operations and financial reporting that has functioned as our corporate controller.

•	We are actively seeking to hire additional accounting personnel with knowledge of, and technical expertise in U.S. GAAP.

•	We are implementing personnel resource plans and training programs designed to have sufficient personnel with knowledge, experience, and training in the application of US GAAP.

We believe that the remediation measures described above will remediate the material weakness we identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain remediation measures described above.

Inherent Limitations of Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part or certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

•	Over time, controls may become inadequate because of changes in circumstances, or conditions. Controls can also deteriorate in the degree of compliance associated with policies and procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

Since April 30, 2008, we have begun the remedial measures described above. However, there was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our current Directors and officers are set forth below. Directors are elected either by the Board of Directors or at the Annual Meeting of Stockholders, to serve for a staggered term of three years each, or until their successors are elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining Directors.

Name	Age	Position	Director Since

Philip Holmes	52	Chief Executive Officer, President and Director	October 2003

Robert Kainz	46	Chief Financial Officer and Secretary	February 2008

Monika Nosic	34	Director	November 2007

Branko Lustig	76	Director	August 2008

Our Directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our Directors and executive officers.

Philip M. Holmes, Chief Executive Officer, President & Director

Mr. Holmes has been a member of our Board of Directors since 2003 and was instrumental in the reorganization of the Company and the introduction of a new investor and Academy Award winning Head of Production in 2007. He was appointed President of the Company in February 2007 and Chief Executive Officer in May 2008. From 1991 thru 1997 he was chief financial officer for two US and German based software companies before becoming self-employed in 1997 as a business consultant. In 1998, he was hired as a consultant to SMATcom, a cable TV start-up company which, within 18 months of his hiring, became the 6th largest provider in Germany at that time. In 1999, he was appointed Chief Financial Officer of SMATcom and served in that position until the sale of the company to the investment division of Deutsche Bank in 2000. In 2001, he accompanied the start-up phase of a new cable TV venture in Germany and was co-founder and main investor of a manufacturer of entertainment equipment. In 2002 he and his partners set up a finance consulting company concentrating on start-ups, financing, mergers and acquisitions and IPO consulting. His activities as a business consultant cross a wide range of industries including cross-media document management, designers of customized business software, manufacturers of environmental technology and consumer product marketing.

Robert F. Kainz, Chief Financial Officer & Secretary

Mr. Kainz has been an officer of the Company since February 2008. He entered the international media business as an independent agent and consultant in the early ‘90s and started barter deals with Russia (TV and commercial slots), placement of TV and video rights to Hungary and Poland, placement of TV, video and music rights from the USA into Germany. He furthered the development of a jazz format for a German TV station and gained production knowledge as Unit Production Manager for a trailer of a feature film. In 2001, Mr. Kainz joined MC One (Media Cooperation One GmbH) as Head of Acquisitions and build up that department to handle films, series and program. His main focus was the acquisition of feature film rights (theatrical, Video/DVD, TV) from the international independent market for the German speaking territories. These activities included sale successes such as Ong-Bak, Happy Tree Friends, High Tension, Donnie Darko, The Musketeer just to mention a few from the library of 180 feature films. He also coordinated international sales together with the Munich based sales company of the animation film The Nutcracker and the Mouseking. His responsibilities have also included conception, negotiation and management of licensing agreements as well as logistical support and supply with distributors and sales companies.

Branko Lustig, Director

Mr. Lustig has been a director of the Company since August 2008. His record as film producer spans many decades and includes winning two Academy awards, two BAFTA awards and many other prestigious awards. He began his career as an assistant director at Jadran Films, Croatia’s largest film and television studio. He subsequently worked as a production manager on European productions such as Sophie’s Choice and Fiddler on the Roof. He went on to serve as assistant director on The Tin Drum and as assistant director, associate producer and European production manager for the mini-series Winds of War and its sequel War and Remembrance. He was also a producer and assistant director on the Emmy-winning TV miniseries Drug Wars, The Camarena Story, the sci-fi thriller Deadlock as well as producer on the mini-series The Great Escape, The Final Chapter and The Intruders. In 1991 he started to live and work in the USA where he produced a number of box office hits including Wedlock, The Saint, Peacemaker, Hannibal, Black Hawk Down, Kingdom of Heaven, A Good Year and American Gangster as well as his two Academy Award winning productions Schindler’s List, directed by Steven Spielberg and the box office record-breaker Gladiator, directed by Ridley Scott, with both of these films also winning Golden Globes.

Monika Nosic, Director

Monika Nosic was appointed to our Board of Directors in December 2007. She is a partner of West Coast Pictures LLC and has been appointed to serve as its Production Executive, as well as the head of its Animation Department, which will collaborate with the Company on mutual projects. Ms. Nosic started her career in 1998 as a consultant in the film and media industry and has since been involved in several projects. In 2000, she began working as a management assistant at Media Cooperation One GmbH (“MC One”), one of Germany’s biggest independent DVD distribution companies at that time. Ms. Nosic also served as an in-house production manager for MC One’s film productions and co-productions, and was involved in acquisition, licensing, DVD production and DVD distribution. She was a member of the production crew for the Academy Award winning Best Foreign Language Film of 2002, “Nowhere in Africa,” and was the production manager in charge of the 2D animated feature film, “The Nutcracker and the Mouseking.” She currently serves as one of the development executives of the 3D animated feature, “Sophie and the Dream Bandits,” which is currently in pre-production.

Audit Committee

Philip Holmes serves as the chairman and sole member of our audit committee. Our Board has determined that Mr. Holmes meets the SEC criteria of an “audit committee financial expert” as defined in Regulation S-B, as he has served as a chief financial officer for various public companies and was involved in the preparation of financial statements in accordance with US GAAP. Mr. Holmes is not considered “independent” since he is an executive officer of the Company.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage an independent accountant to render audit or permitted non-audit services, the engagement will be approved by the Board of Directors or the audit committee.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  The reasons for this inaction is the belief that such a code would not provide meaningful additional protection due to the current, relatively small size of operations and the number of members of management, the involvement of non-management personnel in connection with the business (including independent auditors and outside counsel), and the protection provided by existing fiduciary duties imposed on management.  In the future, we may adopt such a Code of Ethics if the Board believes that the development and adoption of a Code of Ethics would benefit the Company and its stockholders. Upon our adoption of a Code of Ethics, we will post a copy of the Code of Ethics on our Web site and file it as an exhibit to our next Annual Report. In addition, we will undertake to provide a copy of the Code of Ethics, without charge, to any person who requests a copy.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended April 30, 2008, all the officers, Directors and more than 10% beneficial owners complied with the above described filing requirements.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation earned by our named executive officers for the years indicated.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $	Bonus $	Stock Awards $	LTIP Payouts $	Total $
Geraldine Blecker	2008	3,500	--	--	--	3,500
CEO/Secretary	2007	57,000	--	--	--	57,000
	2006	90,000	4,500	--	--	94,500

Philip Holmes	2008	12,500 (1)	--	--	--	12,500
President

Brad Hoffman	2008	3,500	--	8,000 (2)	--	11,500
CFO

George Moseman	2008	3,000	--	--	--	3,000
CFO

Robert Kainz	2008	--	--	--	--	0
COO

(1)	Represents compensation earned as Managing Director of Kings Road Entertainment Europe GmbH, the Company’s wholly-owned German subsidiary.
(2)	Represents the value of shares of common stock granted to Mr. Hoffman for services as Director on the date of the award (September 28, 2007).

Option Grants

No stock options were granted or exercised during the year ended April 30, 2008.

There are no outstanding stock options.

Employment Agreements

There are no employment agreements with the Officers of the Company.

Compensation of Directors

Members of our Board of Directors receive occasional awards of stock for services provided at the discretion of the Board of Directors. The following table sets forth all compensation paid to our directors for the fiscal year ended April 30, 2008. As of April 30, 2008, none of our Officers or Directors had any outstanding equity awards.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip Holmes	--	--	--	--	--	--	--
Monika Nosic	--	--	--	--	--	--	--
Geraldine Blecker (1)	--	--	--	--	--	--	--
George Moseman (2)	--	--	--	--	--	--	--
Brad Hoffman (1)	--	8,000	--	--	--	--	8,000
Emanuel Neuman (3)	--	8,000	--	--	--	--	8,000
Steve Fryer (1)	--	6,000	--	--	--	--	6,000
H. Martin DeFrank (4)	--	--	--	--	--	--	--
Michel Shane (5)	--	--	--	--	--	--	--

(1)	Served as a director until November 26, 2007
(2)	Served as a director until May 20, 2008
(3)	Served as a director until July 14, 2007
(4)	Served as a director until July 21, 2007
(5)	Served as a director until July 2, 2007

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of July 31, 2008, the beneficial ownership of shares our common stock held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Securities and Exchange Commission and our knowledge of the issuances by us, (ii) each of our Directors, (iii) each of our named executive officers, and (iv) all of our current Directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares. Unless otherwise indicated, the address of each beneficial owner is c/o King’s Road Entertainment, Inc., 468 N. Camden Drive, Beverly Hills, California 90210.

Name	Number of Shares		Percentage of Class Beneficially Owned

Geraldine Blecker	850,000		8.5%

Philip Holmes	1,409,300	(1)	14.1%

West Coast Pictures LLC	4,450,000	(2)	44.6%

Monika Nosic	0		0

George Moseman	0		0

Robert Kainz	0		0

Directors and Officers (as a group)	1,409,300		14.1%

(1)
Includes 1,100,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by Director Mr. Philip M. Holmes and therefore an affiliate of the Company.

(2)
Includes 460,000 shares of the Company’s common stock held by Mr. Hagen Behring, of which West Coast Pictures LLC is the beneficial owner. The principal of West Coast Pictures LLC, Mr. Sven Ebeling, exercises voting and/or dispositive powers with respect to these securities.

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

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

On December 5, 2007, the Registrant engaged in an Interested Person Transaction when it purchased Kings Road Entertainment Europe GmbH from ISBC GmbH for the sum of $7,180. Philip Holmes, President and Director of the Registrant, is also the managing Director of ISBC GmbH. The transaction was made pursuant to the unanimous written consent of the Board of Directors. The purpose of the Subsidiary is to identify suitable film projects for development and production, as well as to procure financing and subsidies for film projects. Philip Holmes and Monika Nosic were appointed to be the managing Directors of the Subsidiary.

On December 17, 2007, by unanimous written consent, the Board of Directors offered Sven Ebeling the position of Head of Production of the Company. Mr. Ebeling is a principal of West Coast Pictures, LLC (“WCP”), which is a beneficial shareholder of the Company owning approximately 44.6% of the Company’s common stock. Mr. Ebeling accepted the offer and began his term immediately. The terms of his employment were approved by the Company and a production Services Agreement (“PSA”) was entered into on July 29, 2008 with WCP for his services. Under the PSA, WCP will identify specific projects (“Projects”) it considers suitable for development by the Company, and if any of those Projects are accepted by the Company, the Company may engage WCP to develop such Projects. The Company may require WCP to provide or assist with all typical development and production tasks including but not limited to script development, budgeting, identifying key production personnel, casting and fund raising. The Company has complete discretion to accept or reject any Project proposed for development by WCP. In addition, the Company may engage WCP to develop Projects already owned by the Company. WCP will provide the Company with regular reports and updates on the Projects and consult with the Company in advance of any investment or expenditure. The Company will have the final right of approval of any expenditure of time or money on a Project. The Company may terminate WCP’s engagement on any Project at any time. WCP will bill hours expended on Projects at a rate of $150 per hour, and the Company expects to pay WCP up to $30,000 per month for work on the Projects. WCP made no guarantee in the PSA that any of the Projects will ultimately be produced. WCP has agreed that any and all title and interest in the work performed by WCP on the Projects will be transferred to the Company for no additional compensation.

ITEM 13. Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2008)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

10.2	Form of Indemnification Agreement (filed herewith)

23.1	Consent of Jaspers & Hall, PC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Company's independent accountants for the fiscal year ended April 30, 2008 and 2007 was Jaspers & Hall PC.

(a) Audit Fees.

For the fiscal years ended 2008 and 2007, the aggregate fees billed by Jaspers & Hall, LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $15,000 and $10,000, respectively.

(b) Audit-Related Fees.

For the fiscal years ended 2008 and 2007 Jaspers & Hall PC did not bill for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2008 and 2007, Jaspers & Hall PC, did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2008 and 2007.

(d) All Other Fees.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

/s/ Philip Holmes
PHILIP HOLMES, President and Chief Executive Officer (Principal executive officer)

Dated: September 3, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 3, 2008.

Each person whose signature appears below constitutes and appoints Philip Holmes as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Philip Holmes Philip Holmes	Chief Executive Officer, President, Principal Accounting Officer and Director

/s/ Robert Kainz Robert Kainz	Chief Financial Officer and Secretary

/s/ Monika Nosic Monika Nosic	Director