Form 10-Q
period 2008-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-09-15
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☑ No

The number of shares outstanding of the registrant’s common stock, as of September 5, 2008 was 9,956,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended July 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2008 AND APRIL 30, 2008

	July 31, 2008	April 30, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,332	$149,765
Accounts receivable, trade	69,628	69,594
Prepayments and other current assets	14,190	14,190
Total current assets	140,150	233,549

Other assets:
Film development costs, net	563,861	524,582
Total other assets	563,861	524,582

TOTAL ASSETS	$704,011	$758,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$91,948	$26,554
Accrued expenses	321,112	345,083
Deferred revenue	780,320	807,593
Total current liabilities	1,193,380	1,179,230

Long term liabilities:
Shareholder Loans	90,355	0
Total long term liabilities	90,355	0

Stockholders’ deficit:
Common stock; 12,000,000 shares authorized at $0.01 par value; 9,956,493 shares issued and outstanding at July 31, 2008 and 10,756,493 at April 30, 2008 respectively.	99,564	107,564
Additional paid-in capital	25,752,166	25,828,166
Accumulated deficit	(26,356,829)	(26,365,548)
Net Profit (Loss) for Period	(74,146)	8,719
Foreign Currency Translation	(479)	0
Total stockholders’ equity (deficit)	(579,724)	(421,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$704,011	$758,131

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2008 and 2007
(Unaudited)

	Three months ended July 31,
	2008	2007
REVENUES
Feature films	$70,794	$44,054
TOTAL REVENUE	70,794	44,054

OPERATING EXPENSES:
General and administrative	144,585	77,923
Total operating expenses	144,585	77,923

INCOME (LOSS) FROM OPERATIONS	(73,791)	(33,869)

OTHER INCOME/EXPENSE:
Interest income	0	1,947
Interest expense	(355)	0
Total other income	(355)	1,947

INCOME (LOSS) BEFORE INCOME TAXES	(74,146)	(31,922)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(74,146)	$(31,922)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation	$(479)	$0

COMPREHENSIVE INCOME	(74,625)	(31,922)

Net income (loss) per share – Basic	$(0.01)	$(0.01)

Basic weighted average number of shares outstanding during the period	10,617,362	5,806,493

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 and 2007
(Unaudited)

	Three months ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(74,146)	$(31,922)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Common stock issued for services	0	0
Change in operating assets and liabilities:
Accounts receivable, trade	(34)	0
Prepayments and other current assets	0	0
Film Development Costs	(39,279)	0
Accounts payable	65,394	(359,795)
Accrued expenses	(23,971)	233
Deferred revenue	(27,273)	(40,523)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(99,309)	(432,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Shareholder Loans	90,355
Common Stock Issued/(Returned) for Cash (Net)	(84,000)	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,355	0

FOREIGN CURRENCY TRANSLATION	(479)	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(93,433)	(432,007)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,765	553,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,332	$121,641

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of July 31, 2008

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc., and its three wholly-owned subsidiaries (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. Since 1984, it has released 17 additional pictures in the domestic market, and released seven pictures directly to the domestic home video or pay television market. The Company operates out of offices in the USA and in Germany.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2008, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at July 31, 2008, the results of operations for the three month period ended July 31, 2008 and cash flows for the three month period ended July 31, 2008 have been included. The results of operations for the three month period ended July 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year. All inter-company items and transactions have been eliminated in consolidation.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

c. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of July 31, 2008, we had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), The Big Easy II Film, LLC (a California limited liability corporation) and Kings Road Entertainment Europe GmbH (a German limited liability company). Ticker, Inc. and The Big Easy II Film, LLC, were inactive during the three month period ending July 31, 2008. Kings Road Entertainment Europe GmbH was active and facilitates international co-productions. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

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

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2008, the Company had $69,628 in accounts receivable, none of which were with foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at July 31, 2008, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at July 31, 2008.

b. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and SFAS No. 142 "Goodwill and Other Intangible Assets." These statements require that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell.

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

At July 31, 2008, film development costs totaled $563,861 which was net after an allowance of $30,000. During the three month period ended July 31, 2008, no film development costs were determined to be impaired.

NOTE 5 – DEFERRED REVENUE

As of July 31, 2008, the Company has deferred revenue totaling $780,320. The Company is following the guidelines of SOP 00-02 for film production and distribution.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. In Europe, the Company’s subsidiary rents office space in a shared facility. Office Rent expense for the Company's offices and archive storage space was $11,743 and $10,793 during the three months ended July 31, 2008 and 2007, respectively. All rental agreements may be terminated upon one month’s notice.

b. Contingent Losses & Litigation

At July 31, 2008, we were not involved in any litigation. The Company settled its litigation with a former Officer and Director during the three months ending July 31, 2008. Legal fees associated with litigation are recorded or accrued in the period in which they occur.

c. Writing Agreement

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be paid or accrued for.

d. Shareholder Loans

As of July 31, 2008, the Company had borrowed $90,000 from its two largest shareholders under the terms of an arrangement dated July 15, 2008, which authorized the borrowing of up to $500,000 from shareholders of the Company to fund working capital and other needs (the “Shareholder Loans”). The interest charge is accrued with the principal amount of the loans on the Balance Sheet and expensed on the Statement of Operations.

e. Other Commitments and Contingencies

In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of July 31, 2008, the Company was not involved in any active or passive litigation.

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

NOTE 8 - COMMON STOCK

At July 31, 2008, the Company had 12,000,000 authorized shares of common stock, of which 9,956,493 shares were issued and outstanding.

On July 15, 2008, pursuant to lawsuit settlement agreements with former President and officer Mr. H. Martin DeFrank and shareholder Mr. John M. Burnley, the Company repurchased 500,000 shares of its common stock from Mr. DeFrank and 300,000 shares of its common stock from Mr. Burnley. The total of 800,000 shares were returned to the Company and cancelled.

N0TE 9 – DEPRECIATION AND AMORTIZATION

Depreciation of fixed assets is computed by the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the useful life of the improvements or the term of the applicable lease, whichever is less.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at July 31, 2008, the Company has sustained recent losses from operations, has a deficit in working capital of $1,053,230 and has an accumulated deficit of approximately $26,431,454. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 11 - SUBSEQUENT EVENTS

On August 1, 2008, Mr. Branko Lustig agreed to serve on the Company’s Board of Directors. Mr. Lustig was elected to fill a vacancy on the Board in accordance with the Company’s bylaws and by a unanimous vote of the directors. Mr. Lustig, will serve on the Board of Directors until the next annual shareholder meeting or until his successor has been elected. Mr. Lustig has no family relationships with any board member or affiliate.

By unanimous vote, the Board has agreed to indemnify Mr. Lustig for any losses incurred by him in connection with his service on the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following review concerns the periods ended July 31, 2008 and July 31, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q and the Form 10-KSB for the fiscal year ending April 30, 2008.

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

On December 17, 2007, the Company appointed Mr. Sven Ebeling, Principal of West Coast Pictures LLC to be its Head of Production. On July 29, 2008, the Company entered into a Production Services Agreement (the “PSA”) with West Coast Pictures, LLC (“WCP”). As of the date of this report, WCP owns approximately 40.1% of the outstanding shares of the Company’s common stock and has a proxy to vote another approximately 4.6% of the outstanding shares of the Company’s common stock. Sven Ebeling serves as both the Company’s Head of Production and as the manager of WCP. Monika Nosic is a director of the Company and a member of WCP.

On July 15, 2008, the Board of Directors of the Company authorized the borrowing of up to $500,000 from shareholders of the Company to fund working capital and other needs (the “Shareholder Loans”). As of July 31, 2008, the Company had borrowed $90,000 at a rate of 3% above the published Wall Street Journal Prime Rate for a one year term, unless renewed.

On July 15, 2008, the Company settled the lawsuits with its former President and officer Mr. H. Martin DeFrank, shareholder Mr. John M. Burnley, an entity purportedly owned or controlled by Mr. DeFrank and Mr. John Burnley. The settlement includes the dismissal of several complaints and cross complaints among the Company, its officers, directors, and Mr. H. Martin DeFrank, shareholder Mr. John M. Burnley and other persons and entities (See Settlement of DeFrank and Shareholder Burnley Lawsuits).

Results of Operations

The Three Months Ended July 31, 2008 vs. the Three Months Ended July 31, 2007

For the quarter ended July 31, 2008, feature film revenues were $70,794 as compared to $44,054 for the quarter ended July 31, 2007. The increase of $26,740 results primarily from increased revenue from distribution of the Company's feature film library. The Company has licensed its films to various, third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue.

Costs and expenses amounted to 144,585 for the quarter ended July 31, 2008 as compared to $77,923 during the quarter ended July 31, 2007. This increase of $66,662 is primarily due to increases in external consultant fees, producer and administrative payroll, and travel expenses.

The Company had a net loss of $74,146 for the quarter ended July 31, 2008 as compared to a net loss of $31,922 for the quarter ended July 31, 2007. This increase in net loss of $42,224 results primarily from an increase in external consultant fees, producer and administrative payroll, and travel expenses, which was only partly compensated by an increase in revenue.

Liquidity and Capital Resources

The Company's principal source of working capital during the three month period ended July 31, 2008 was motion picture royalty income. The Company does not currently have sufficient working capital to fund its operations. If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

On July 15, 2008, the Board of Directors of the Company authorized the borrowing of up to $500,000 from shareholders of the Company to fund working capital and other needs (the “Shareholder Loans”). As of July 31, 2008, the Company had borrowed $45,000 from each of its two largest shareholders. Shareholder loans are necessary to finance the working capital needs of the Company for an interim period, specifically to continue its reorganization and remain compliant in its financial reporting. The Company’s business plan is based on development and production of new movies and will require further capital. Both the reorganization of the Company, which includes attracting and retaining key personnel and movie assets as well as remaining in financial compliance, will optimize the opportunities available to the Company in attaining the financing required to fully implement its business plan.

For the three months ended July 31, 2008, the Company's net cash flow used in operating activities was $99,309 compared to net cash used in operating activities of $432,007 during the period ended July 31, 2007. At July 31, 2008, the Company had cash of $56,332 as compared to $121,641 at July 31, 2007.

Future Commitments

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be either paid or accrued.

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

As required by SEC Rule 15d-15(b), our Principal Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of July 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, since April 30, 2008, we have begun the following remedial measures relating to our internal control over financial reporting:

•
In May 2008, we appointed Mr. Philip Holmes, our President and Director, to the position of Chief Executive Officer to oversee and control the organizational process required to remedy the material weakness that was identified.

•	In June 2008, we hired a consultant with extensive experience in public company accounting, operations and financial reporting that has functioned as our corporate controller.

•	We are actively seeking to hire additional personnel with knowledge of, and technical expertise in U.S. GAAP.

•	We are implementing personnel resource plans and training programs designed to have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On July 15, 2008, the Company settled the lawsuits with shareholder Mr. John M. Burnley. (See Settlement of DeFrank and Shareholder Burnley Lawsuits”).

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

On July 15, 2008, the Company settled the lawsuits with former President and Director DeFrank. (See “Settlement of DeFrank and Shareholder Burnley Lawsuits”).

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

The Company repurchased these shares as part of a settlement between the Company, its Chief Executive Officer, Mr. Holmes, Mr. DeFrank, Sloane Squared Ltd., an entity purportedly owned or controlled by Mr. DeFrank and Mr. John Burnley. In addition to the Company’s repurchase of Mr. DeFrank’s shares and Mr. Burnley’s shares, the settlement requires (i) the dismissal with prejudice by the Company of the complaint filed by the Company in the matter of Kings Road Entertainment, Inc. vs. H. Martin DeFrank, Sloane Squared Ltd., et. Al.; (ii) the dismissal with prejudice by the Company and Mr. Holmes of the complaint filed by the Company, Mr. Holmes and Mr. George Moseman, a former officer and Director of the Company in the matter of Kings Road Entertainment, Inc. v. H. Martin DeFrank, John Burnley, et al.; (iii) the dismissal with prejudice by Mr. DeFrank of the cross-complaint filed against the Company, Mr. Holmes and Brad Hoffman, former Director, in the matter of DeFrank vs. Kings Road Entertainment, Inc. and Certain Directors and the dismissal by Mr. DeFrank without prejudice of the cross-complaint filed against Mr. Moseman in such matter; (iv) the dismissal with prejudice by Mr. Burnley of his complaint against the Company, Mr. Holmes and all other parties other than Mr. Moseman in the matter of John Burnley vs. Kings Road Entertainment, Inc., George Moseman and Phil Holmes, et. al. and the dismissal by Mr. Burnley of his complaint in such matter against Mr. Moseman without prejudice; (v) the release by the Company and Mr. Holmes of any claims (other than any claims created by the settlement) against Mr. DeFrank, Sloane Squared Ltd, Mr. Burnley and their respective affiliates; (vi) the release by Mr. DeFrank, Sloane Squared Ltd., Mr. Burnley and their respective affiliates of any claims (other than any claims created by the settlement) against the Company, Mr. Holmes and the Company’s current and former officers, Directors and shareholders other than Mr. Moseman; and (vii) Mr. DeFrank and Sloane agreeing to pay the Company fifty percent (50%) of all compensation and proceeds (if any) received by Mr. DeFrank or Sloane under the “All of Me”/Producer Agreement, dated April 23, 2004, by and among Sloane Squared Ltd., Mr. DeFrank, Katja Motion Picture Corp., Eclectic Filmworks, Inc. and Mr. Ira Posnansky.

In addition, as part of the settlement, Mr. DeFrank acknowledged that the common law trademark of the name Kings Road Entertainment is owned exclusively by the Company. Mr. DeFrank further agreed to refrain from any use of the name “Kings Road,” “Kings Road Entertainment,” “KREN,” “Kingsroadscreen,” “Kingsroadmedia,” or any derivations, acronym or words or abbreviations of similar import, in any way or context, including but not limited to email addresses. Mr. DeFrank also agreed to refrain from associating himself with the production of any of the Company’s movie assets except for the possible New Line/Katja remake project of “All of Me.”

Other litigation

As of July 31, 2008, the Company was not aware of any pending claims or assessments, other than as described above or related to the matters described above, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ending July 31, 2008. Repurchases of shares are described in the table below:

REPURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 1 – May 31, 2008	0	0	0	0
June 1 – June 30, 2008	0	0	0	0
July 1 – July 31, 2008	800,000	$0.105	0	0
Total	800,000	$0.105	0	0

(1)
All repurchases of shares were pursuant to the settlement of lawsuits with former President and officer Mr. H. Martin DeFrank and shareholder Mr. John M. Burnley. (See “Settlement of DeFrank and Burnley Lawsuits”)

(2)	There were no repurchase plans or programs in the three months ending July 31, 2008

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote as of July 31, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.2	Bylaws of Kings Road Entertainment, Inc. as amended (incorporated by reference to Exhibit 3.2 to form 8-K filed on June 18, 2008)

10.1
Settlement Agreement and Mutual General Release, effective as of June 25, 2008, by and among, Kings Road Entertainment, Inc., Philip Holmes, H. Martin Defrank, Sloan Squared Ltd. and John Burnley (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2008)

10.2
Stock Purchase Agreement, entered into as of June 25, 2008, by and between H. Martin DeFrank and Kings Road Entertainment, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 18, 2008)

10.3
Stock Purchase Agreement, entered into as of June 25, 2008, by and between John Burnley and Kings Road Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 18, 2008)

10.4
Production Services Agreement entered into as of July 29, 2008 between West Coast Pictures, LLC and Kings Road Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.
(Registrant)

Date: September 15, 2008	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer