Form 10-Q
period 2008-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2008-12-15
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes   ☑No

The number of shares outstanding of the registrant’s common stock, as of December 12, 2008 was 9,956,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended October 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND APRIL 30, 2008

	October 31, 2008	April 30, 2008
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$18,985	$149,765
Accounts receivable, trade	42,359	69,594
Prepayments and other current assets	7,552	14,190
Total current assets	68,896	233,549

Other assets:
Film development costs, net	569,602	524,582
Total other assets	569,602	524,582

TOTAL ASSETS	$638,498	$758,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$99,107	$26,554
Accrued expenses	272,449	345,083
Deferred revenue	766,048	807,593
Total current liabilities	1,137,604	1,179,230

Long term liabilities: Stockholder loans	92,189	0
Total long term liabilities	92,189	0

Total liabilities	1,229,793	0

Stockholders’ deficit:
Common stock; 12,000,000 shares authorized at $0.01 par value; 9,956,493 shares issued and outstanding at October 31, 2008 and 10,756,493 at April 30, 2008, respectively.	99,564	107,564
Additional paid-in capital	25,752,166	25,828,166
Accumulated deficit	(26,448,939)	(26,356,829)
Accumulated other comprehensive income	5,914	0
Total stockholders’ equity (deficit)	(591,295)	(421,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$638,498	$758,131

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007
 (Unaudited)

	Three months ended October 31,
	2008	2007
REVENUES
Feature film royalty revenue	$91,704	$199,305
Service productions	37,000	0
TOTAL REVENUE	128,704	199,305

OPERATING EXPENSES:
General and administrative	128,634	141,502
Project expenses	16,200	0
Total operating expenses	144,834	141,502

INCOME (LOSS) FROM OPERATIONS	(16,130)	57,803

OTHER INCOME/EXPENSE:
Interest income	0	1,209
Interest expense	(1,834)	0
Total other income	(1,834)	1,209

INCOME (LOSS) BEFORE INCOME TAXES	(17,964)	59,012

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(17,964)	$59,012

OTHER COMPREHENSIVE INCOME
Foreign currency translation	6,393	0

COMPREHENSIVE INCOME (LOSS)	$(11,571)	$59,012

Net income (loss) per share – Basic and Diluted	$(0.00)	$0.01

Basic weighted average number of shares outstanding during the period	9,956,493	5,949,971

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
 (Unaudited)

	Six months ended October 31,
	2008	2007
REVENUES
Feature film royalty revenue	$162,498	$243,359
Service productions	37,000	0
TOTAL REVENUE	199,498	243,359

OPERATING EXPENSES:
General and administrative	273,219	219,425
Project expenses	16,200	0
Total operating expenses	289,419	219,425

INCOME (LOSS) FROM OPERATIONS	(89,921)	23,934

OTHER INCOME/EXPENSE:
Interest income	0	3,156
Interest expense	(2,189)	0
Total other income	(2,189)	3,156

INCOME (LOSS) BEFORE INCOME TAXES	(92,110)	27,090

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(92,110)	$27,090

OTHER COMPREHENSIVE INCOME
Foreign currency translation	5,914	0

COMPREHENSIVE INCOME (LOSS)	$(86,196)	$27,090

Net income (loss) per share – Basic and Diluted	$(0.01)	$0.00

Basic weighted average number of shares outstanding during the period	10,286,928	5,878,624

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
(Unaudited)

	Six months ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(92,110)	$27,090
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Common stock issued for services	0	41,000
Change in operating assets and liabilities:
Accounts receivable, trade	27,235	0
Prepayments and other current assets	6,638	0
Film development costs	(45,020)	0
Accounts payable	72,553	(379,795)
Accrued expenses	(72,634)	10,933
Deferred revenue	(41,545)	(77,713)
NET CASH USED IN OPERATING ACTIVITIES	(144,883)	(378,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	92,189	0
Common stock purchased for cash	(84,000)	(8,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,189	(8,000)

FOREIGN CURRENCY TRANSLATION	5,914	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(130,780)	(386,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,765	553,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,985	$167,163

See accompanying notes to consolidated financial statements.

  KINGS ROAD ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
As of October 31, 2008

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc., and its three wholly-owned subsidiaries (the "Company" or "Registrant"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world.  Kings Road Entertainment, Inc. was incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984.  Since 1984, it has released 17 additional pictures in the domestic market, and released seven pictures directly to the domestic home video or pay television market. The Company operates out of offices in the United States and in Germany.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended April 30, 2008, included in the Kings Road Entertainment, Inc. annual report on Form 10-KSB for that period.

In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position at October 31, 2008, the results of operations for the three month and six month periods ended October 31, 2008 and cash flows for the six month period ended October 31, 2008 have been included. The results of operations for the three and six month periods ended October 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year.

b. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of October 31, 2008, the Company had three wholly-owned subsidiaries:  Ticker, Inc., (a California corporation), The Big Easy II Film, LLC (a California limited liability corporation) and Kings Road Entertainment Europe GmbH (a German limited liability company).  Ticker, Inc. and The Big Easy II Film, LLC, were inactive during the three month period ending October 31, 2008. Kings Road Entertainment Europe GmbH was active and facilitates international co-productions. All material intercompany balances and transactions have been eliminated in consolidation.

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

d. Newly Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141-R, “Business Combinations” (revised 2007) (“SFAS 141-R”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or after April 30, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or after April 30, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. On February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company does not anticipate that adoption of these standards will have a material effect on its financial statements.

e. Earnings (Net Loss) Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic net loss per share using the weighted average number of common shares outstanding during the periods presented.  We do not have any potentially dilutive common stock equivalents, such as options or warrants, and we have not issued any preferred shares.

f. Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than the functional currency of US Dollars are translated at exchange rates in effect at the balance sheet date. Resulting unrealized translation gains and losses are included in the consolidated statements of operations. Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

NOTE 3 – CURRENT ASSETS

a. Cash and Cash Equivalents

Cash equivalents consist of cash on hand and cash on deposit at banks.  For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions that are federally insured. However, at times, these balances could exceed federally insured limits.

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2008, the Company had $42,359 in accounts receivable, none of which were with foreign distributors.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets

Fixed assets of the Company at October 31, 2008, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at October 31, 2008.

b. Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and SFAS No. 142 "Goodwill and Other Intangible Assets." These statements require that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

c. Film Development Costs

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method set forth in Statement of Financial Accounting Standard No. 139. ("SFAS 139"), which bases the costs on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value.

At October 31, 2008, film development costs totaled $569,602 which was net after an allowance of $30,000. During the three month period ended October 31, 2008, no film development costs were determined to be impaired.

NOTE 5 – DEFERRED REVENUE

Deferred revenue recognized in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). As of October 31, 2008, the Company has deferred revenue totaling $766,048.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. In Europe, the Company’s subsidiary rents office space in a shared facility.  Office rent expense for the Company's offices and archive storage space was $13,873 and $10,793 during the three months ended October 31, 2008 and 2007, respectively and $25,616 and $21,586 during the six months ended October 31, 2008 and 2007, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Stockholder Loans

As of October 31, 2008, the Company had borrowed $90,000 from its two largest stockholders under the terms of an arrangement dated July 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Stockholder Loans”). The interest charge is accrued with the principal amount of the loans on the Balance Sheet and expensed on the Statement of Operations.  The Company disclosed the preceding transaction in a Form  8-K filed on July 21, 2008.

d. Other Commitments and Contingencies

The Company settled litigation with a former Officer and Director during the three months ending July 31, 2008.  Legal fees associated with litigation are recorded or accrued in the period in which they occur.   In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of October 31, 2008, the Company was not involved in any active or passive litigation.

NOTE 7 – RECOGNITION OF REVENUES

Revenue from the sale or licensing of films is recognized in accordance with Statement of Position 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs rights under licensing agreements is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

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

The Company may also derive revenues from service production contracts. Third parties may engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed and accrued. The timing difference between the cash flows and the recognition of revenue is recorded as deferred revenue where the cash received exceeds the actual work performed or as accounts receivable where work performed exceeds the payments received.

NOTE 8 – COMMON AND PREFERRED STOCK

At October 31, 2008, the Company had 12,000,000 authorized shares of common stock, of which 9,956,493 shares were issued and outstanding.  On November 3, 2008, the Company filed a Certificate of Amendment (the “Amendment”) to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Pursuant to the Amendment, the Company’s authorized capital was increased from 12,000,000 shares to 52,000,000 shares, including 50,000,000 shares of Common Stock, $.01 par value and 2,000,000 shares of “blank check” Preferred Stock, $.01 par value.

N0TE 9 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at October 31, 2008, the Company has sustained recent losses from operations, has a deficit in working capital of $1,068,708 and has an accumulated deficit of approximately $26,448,939. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended October 31, 2008 and October 31, 2007, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-KSB for the fiscal year ending April 30, 2008.

Results of Operations

The Three Months Ended October 31, 2008 vs. the Three Months Ended October 31, 2007

For the quarter ended October 31, 2008, operating revenues were $128,704 as compared to $199,305 for the quarter ended October 31, 2007. The decrease of $70,601 results primarily from decreased revenue from distribution of the Company's feature film library which was only partly offset by an increase in service production revenues of $37,000.  The Company has licensed its films to various, third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue.

Costs and expenses amounted to $144,834 for the quarter ended October 31, 2008 as compared to $141,502 during the quarter ended October 31, 2007. This slight increase of $3,332 is primarily due to an increase in direct project expenses of $16,200 associated with the increase in service production revenues, an increase in selling expenses of approximately $20,000 and an increase in producer and administrative payroll of approximately $18,000. These increases were partially offset by a decrease in consulting fees of approximately $20,000, the value of shares issued to Directors for services of approximately $16,000,  travel expenses of approximately $10,000 and a reduction in legal fees of approximately $5,000.  Although legal fees associated with litigation have significantly decreased, the Company incurred legal fees during the quarter due to the fees associated with an SEC administrative process concerning the Company’s previous filing delinquency. With the resolution of past lawsuits and the SEC administrative procedure, the Company has been able to focus its activities on its core business and the implementation of its business plan. This has resulted in the aforementioned increase in selling expenses and producer and administrative payroll in comparison to the corresponding period in 2007.

The Company had a net loss of $17,964 for the quarter ended October 31, 2008 as compared to net income of $59,012 for the quarter ended October 31, 2007. The increase in net loss of $76,976 results primarily from the decrease in revenues.

The Six Months Ended October 31, 2008 vs. the Six Months Ended October 31, 2007

For the six months ended October 31, 2008, operating revenues were $199,498 as compared to $243,359 for the six months ended October 31, 2007. The decrease of $43,861 results primarily from decreased revenue from distribution of the Company's feature film library which was only partly offset by an increase in service production revenues.

Costs and expenses amounted to $289,419 for the six months ended October 31, 2008 as compared to $219,425 during the six months ended October 31, 2007. This increase of $69,994 is primarily due to increases in direct project expenses of $16,200 associated with the increase in service production revenues, an increase in selling expenses of approximately $20,000 and an increase in producer and administration payroll of approximately $36,000.

The Company had net loss of $92,110 for the six months ended October 31, 2008 as compared to net income of $27,090 for the six months ended October 31, 2007. This increase in net loss of $119,200 results primarily from the decrease in revenues, increases in project expenses, and producer and administrative payroll.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and six month periods ended October 31, 2008 was feature film royalty revenues and stockholder loans. The Company does not currently have sufficient working capital to fund its operations. The Company is presently investing in new film projects and is seeking external financing and other alternatives necessary to raise capital.  If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.

For the six months ended October 31, 2008, the Company's net cash flow used in operating activities was $144,883 compared to net cash used by operating activities of $378,485 during the six month period ended October 31, 2007. Net cash flow provided by financing activities was $8,189 for the six months ended October 31, 2008 compared to net cash used by financing activities of $8,000 during the six month period ended October 31, 2007. At October 31, 2008, the Company had cash of $18,985 as compared to $167,163 at October 31, 2007.  The Company’s decline in cash is primarily attributable to operating losses and investments in film projects.

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

Disclosure Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can  identify forward-looking statements by terminology such as "may",  "will", "should", "expect", "plan", "intend",  "anticipate", "believe",  “estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially

Forward-looking statements are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures were not effective as of October 31, 2008 since they do not allow for information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Specifically, we identified  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our Annual Report on Form 10-KSB for our fiscal year ended April 30, 2008 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with the participation of the Company’s Chief Executive and Chief Financial Officers, is responsible for evaluating any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during the Company’s fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our Annual Report on Form 10-KSB filed for our fiscal year ended April 30, 2008 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 12, 2008, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2008, the Company’s stockholders approved by written consent an amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”).  Stockholders holding 7,320,346 shares (representing 73.5% of the shares entitled to vote) executed and delivered to us written consents approving the Amendment. Stockholders holding 300,000 shares (representing 3.9% of the shares entitled to vote) withheld their vote.   The Amendment increased the number of authorized shares of common stock, $0.01 par value, from 12,000,000 to 50,000,000 and authorized 2,000,000 shares of “blank check” preferred stock, $0.01 par value.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: December 15, 2008	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer