Form 10-Q
period 2009-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2009-03-17
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended January 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock, as of March 13, 2009 was 19,191,493.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended January 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND APRIL 30, 2008

	January 31, 2009	April 30, 2008
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$10,965	$149,765
Accounts receivable, trade	52,594	69,594
Prepayments and other current assets	5,386	14,190
Total current assets	68,945	233,549

Other assets:
Film development costs, net	678,382	524,582
Total other assets	678,382	524,582

TOTAL ASSETS	$747,327	$758,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$255,182	$26,554
Accrued expenses	294,104	345,083
Deferred revenue	725,775	807,593
Total current liabilities	1,275,061	1,179,230

Long term liabilities:
Stockholder loans	107,682	0
Total long term liabilities	107,682	0

Total liabilities	1,382,743	0

Stockholders’ deficit:
Common stock; 50,000,000 shares authorized at $0.01 par value; 9,956,493 shares issued and outstanding at January 31, 2009 and 10,756,493 at April 30, 2008, respectively.	99,564	107,564
Additional paid-in capital	25,752,166	25,828,166
Accumulated deficit	(26,487,278)	(26,356,829)
Accumulated other comprehensive income	132	0
Total stockholders’ (deficit)	(635,416)	(421,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$747,327	$758,131

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
 (Unaudited)

	Three months ended January 31,
	2009	2008
REVENUES
Feature film royalty revenue	$84,617	$106,182
Service productions	48,000	0
TOTAL REVENUE	132,617	106,182

OPERATING EXPENSES:
General and administrative	150,616	89,867
Project expenses	18,800	0
Total operating expenses	169,416	89,867

INCOME (LOSS) FROM OPERATIONS	(36,799)	16,315

OTHER INCOME/EXPENSE:
Interest income	0	3,322
Interest expense	(1,540)	0
Total other income (expense)	(1,540)	3,322

INCOME (LOSS) BEFORE INCOME TAXES	(38,339)	19,637

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(38,339)	$19,637

OTHER COMPREHENSIVE INCOME
Foreign currency translation	961	0

COMPREHENSIVE INCOME (LOSS)	$(37,378)	$19,637

Net income (loss) per share – Basic and Diluted	$0.00	$0.00

Basic weighted average number of shares outstanding during the period	9,956,493	10,756,493

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
 (Unaudited)

	Nine months ended January 31,
	2009	2008
REVENUES
Feature film royalty revenue	$247,115	$349,541
Service productions	85,000	0
TOTAL REVENUE	332,115	349,541

OPERATING EXPENSES:
General and administrative	423,835	309,292
Project expenses	35,000	0
Total operating expenses	458,835	309,292

INCOME (LOSS) FROM OPERATIONS	(126,720)	40,249

OTHER INCOME/EXPENSE:
Interest income	0	6,478
Interest expense	(3,729)	0
Total other income (expense)	(3,729)	6,478

INCOME (LOSS) BEFORE INCOME TAXES	(130,449)	46,727

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(130,449)	$46,727

OTHER COMPREHENSIVE INCOME
Foreign currency translation	6,875	0

COMPREHENSIVE INCOME (LOSS)	$(123,574)	$46,727

Net income (loss) per share – Basic and Diluted	$(0.01)	$0.01

Basic weighted average number of shares outstanding during the period	10,176,783	7,383,486

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
(Unaudited)

	Nine months ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(130,449)	$46,727
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Common stock issued for services	0	47,000
Change in operating assets and liabilities:
Accounts receivable, trade	17,000	0
Prepayments and other current assets	8,804	(9,000)
Film development costs	(49,400)	(58,489)
Accounts payable	124,228	(400,894)
Accrued expenses	(50,979)	596
Deferred revenue	(81,818)	(113,235)
NET CASH USED IN OPERATING ACTIVITIES	(162,614)	(487,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Common stock exchanged for film projects	0	0
(Increase) in subsidiary investment	0	(7,533)
NET CASH USED IN INVESTING ACTIVITIES	0	(7,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	107,682	0
Common stock purchased (returned) for cash	(84,000)	317,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,682	317,000

FOREIGN CURRENCY TRANSLATION	132	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(138,800)	(177,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,765	553,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,965	$375,820

SUPPLEMENTAL DISCLOSURES:
Non-cash transactions included for the period ended January 31, 2009 film development costs ($104,400), with the corresponding entry in Accounts Payable. For the corresponding prior period ended January 31, 2008 the Company issued shares in exchange for film development costs ($325,000).

See accompanying notes to consolidated financial statements

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of January 31, 2009

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc., and its three wholly-owned subsidiaries (the "Company" or "Registrant"), are  engaged primarily in the development, financing and production of motion pictures for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world.  Kings Road Entertainment, Inc. was incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984.  Since 1984, it has released 17 additional pictures in the domestic market, and released seven pictures directly to the domestic home video or pay television market. The Company operates out of offices in the United States and in Germany.

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

In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position at January 31, 2009, the results of operations for the three month and nine month periods ended January 31, 2009 and cash flows for the nine month period ended January 31, 2009 have been included. The results of operations for the three and nine month periods ended January 31, 2009, are not necessarily indicative of the results to be expected for the full fiscal year.

b. Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of January 31, 2009, the Company had three wholly-owned subsidiaries:  Ticker, Inc., (a California corporation), The Big Easy II Film, LLC (a California limited liability corporation) and Kings Road Entertainment Europe GmbH (a German limited liability company).  Ticker, Inc. and The Big Easy II Film, LLC, were inactive during the three and nine month periods ended January 31, 2009. Kings Road Entertainment Europe GmbH which was active during the three and nine month periods ending January 31, 2009, facilitates international co-productions. All material intercompany balances and transactions have been eliminated in consolidation.

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

g. Accruals
On January 31, 2009 the board unanimously approved bonuses to management and staff as well as an issuance of shares as non-cash compensation to the board of directors for their services for the calendar year ending December 31, 2008. The respective amounts for bonuses ($56,000) and directors’ common shares ($10,000) were accrued at January 31, 2009 and expensed in the Statement of Operations for the period.

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

b. Concentration of Credit Risk
The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, nine or twelve months) based on actual sales from the preceding reporting period. As of January 31, 2009, the Company had $52,594 in accounts receivable, of which $27,218 was with a foreign distributor.

NOTE 4 – FIXED & OTHER ASSETS

a. Fixed Assets
Fixed assets of the Company at January 31, 2009, consisted of various items of office equipment with a historical cost of $5,993 and a $0 book value. All of these items were fully depreciated at January 31, 2009.

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

c. Film Development Costs
Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method set forth in Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”) which bases the costs on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value.

At January 31, 2009, film development costs totaled $678,382 which was net after an allowance of $30,000. During the three month period ended January 31, 2009, no film development costs were determined to be impaired.

Subject to the closing of financing, the Company expects to amortize approximately $240,000 of its film development costs during the next twelve months. This represents production of two complete movies and partial production of one further movie. The components of the Company’s film costs at January 31, 2009 relate entirely to movies in development for theatrical release.

Regarding the Company’s released films, there are no unamortized film costs in the balance sheet.

The Company does not have any accrued participation liabilities for its projects in development. The Company accrues costs for participation liabilities primarily for existing movies in distribution in the period and amount in which they occur.  The Company’s cash flows for film costs, participation costs, exploitation costs and manufacturing costs are classified as operating activities in the Statement of Cash Flows.

NOTE 5 – DEFERRED REVENUE

Deferred revenue is recognized in accordance with Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). As of January 31, 2009, the Company has deferred revenue totaling $725,775. The amortization of this amount occurs linearly across the duration of the distribution contracts to which it was advanced.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent
The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and an additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. In Europe, the Company’s subsidiary rents office space in a shared facility.  Office rent expense for the Company's offices and archive storage space was $13,983 and $10,793 during the three months ended January 31, 2009 and 2008, respectively and $37,236 and $32,379 during the nine months ended January 31, 2009 and 2008, respectively. All rental agreements may be terminated upon one month’s notice. The increase over prior periods primarily represents the addition of the European subsidiary’s office.

b. Writing Agreement
As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667  in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be paid or accrued.

c. Stockholder Loans
As of January 31, 2009, the Company had borrowed $103,977 from its two largest stockholders under the terms of an arrangement dated July 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Stockholder Loans”). This represents an increase of $13,977 compared to the quarter ending October 31, 2008. The interest charge is accrued with the principal amount of the loans on the Balance Sheet and expensed on the Statement of Operations.  As of January 31, 2009 the accumulated interest for the loans totaled $3,705.  The Company disclosed the board resolution authorizing these loans as well as significant loan terms in a Form 8-K filed on July 21, 2008.

d. Other Commitments and Contingencies
The Company settled litigation with a former Officer and Director during the three months ended July 31, 2008.  Legal fees associated with litigation are recorded or accrued in the period in which they occur.   In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of January 31, 2009, the Company was not involved in any active or passive litigation.

NOTE 7 – RECOGNITION OF REVENUES

Revenue from the sale or licensing of films is recognized in accordance with SOP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs rights under licensing agreements is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

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

These periods are dynamic and as new media, distribution platforms and consumer demands dictate, they will continue to change.

The Company also derives revenues from service production contracts. Third parties engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed and accrued. The timing difference between the cash flows and the recognition of revenue is recorded as deferred revenue where the cash received exceeds the actual work performed or as accounts receivable where work performed exceeds the payments received.

NOTE 8 – COMMON AND PREFERRED STOCK

At January 31, 2009, the Company had 50,000,000 authorized shares of common stock, of which 9,956,493 shares were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $.01 par value, of which  no preferred shares were issued or outstanding.

N0TE 9 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However at January 31, 2009, the Company has sustained recent losses from operations, has a deficit in working capital of $1,206,116 and has an accumulated deficit of approximately $26,487,278. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company has discontinued certain operations that historically produced negative cash flow and plans to raise capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

N0TE 10 – SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on March 3, 2009, the Company issued 5,220,000 common shares for services related to the acquisition of nine film projects that are in various stages of development.  Each of International Solutions Business Consulting GmbH, a company solely managed by Philip Holmes and therefore an affiliate of the Company, and West Coast Pictures, LLC whose principal Sven Ebeling is also Head of Production at the Company and therefore an affiliate of the Company, received 2,320,000 common shares in exchange for services related to the acquisition of four projects.  An independent producer also received 580,000 shares in exchange for services related to one project.  This issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The related costs have been allocated to the respective project development asset position in the balance sheet. The liability of $104,400 in total was converted to 5,220,000 common shares based on the closing price for the common stock of $0.02 on the day of approval by the board, January 31, 2009.

Subsequent to the period covered by this report, on March 3, 2009, the Company issued 2,800,000 common shares as performance bonuses for the calendar year 2008. Recipients of these performance bonuses included Chief Executive Officer and Director Philip M. Holmes (1,100,000 shares), Chief Financial Officer and Director Robert Kainz (100,000 shares), Directors Branko Lustig and Monika Nosic (100,000 shares each) and Head of Production, Sven Ebeling received 1,300,000 common shares.  A further 100,000 shares were issued to an independent producer. The shares were fully vested on the date of the award and this issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The liability of $56,000 in total was converted to 2,800,000 common shares and the performance bonuses were expensed in general and administrative expenses and the liability accrued in the balance sheet. The accrued liability was calculated in total to be $56,000 representing the 2,800,000 shares awarded, valued at $0.02 per share, the closing price for the common stock on the day of approval by the board, January 31, 2009.

Subsequent to the period covered by this report, on March 3, 2009, the Company issued 500,000 common shares in exchange for services as a Director of the Company.  Directors receiving shares includes included Chief Executive Officer and Director Philip M. Holmes (300,000 shares), Chief Financial Officer and former Director Robert Kainz (50,000 shares), Director Monika Nosic (100,000 shares) and Director Branko Lustig (50,000 shares).  The shares were fully vested on the date of the award and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The related costs of the award for services as a non-executive director were expensed in general and administrative expenses and the liability accrued in the balance sheet as of January 31, 2009. The amount was calculated in total to be $10,000 representing the 500,000 shares awarded, valued at $0.02 per share, the closing price for the common stock on the day of approval by the board, January 31, 2009.

Subsequent to the period covered by this report, on March 3, 2009, the Company issued 250,000 common shares to six different vendors in exchange for services rendered to the Company.  The shares were fully vested on the date of the exchange and this issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The liabilities toward those vendors of $7,725 were expensed in general and administrative expenses and the liabilities recorded in accounts payable in the balance sheet.

Subsequent to the period covered by this report, on March 3, 2009, the Company issued 465,000 common shares to West Coast Pictures, LLC, in exchange for services rendered to the Company valued at $20,000.  The shares were fully vested on the date of the exchange and this issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The amount owed to West Coast Pictures was expensed in general and administrative expenses and the liabilities recorded in accounts payable in the balance sheet. The liability was $20,000 in total, and paid with the common shares.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended January 31, 2009 and January 31, 2008, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-KSB for the fiscal year ended April 30, 2008.

Results of Operations

The Three Months Ended January 31, 2009 vs. the Three Months Ended January 31, 2008
For the quarter ended January 31, 2009, operating revenues were $132,617 as compared to $106,182 for the quarter ended January 31, 2008. The increase of $26,435 results primarily from an increase in service production revenue which was partially offset by a decrease in royalties from distribution of the Company's feature film library.  The Company has licensed its films to various, third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue.

Costs and expenses amounted to $169,416 for the quarter ended January 31, 2009 as compared to $89,867 during the quarter ended January 31, 2008. This increase of $79,549 is primarily due to an increase in direct project expenses of $18,800 associated with the increase in service production revenues, an increase in accounting and audit fees of $12,000, compensation to management and production team in the form of bonuses and salaries of approximately $67,000 and an award to directors for their services of $10,000.  These increases were partially offset by a decrease in travel expenses of approximately $12,000 and a reduction in legal fees of approximately $17,000.

The Company had an operating loss of $38,339 for the quarter ended January 31, 2009 as compared to operating  income of $19,637 for the quarter ended January 31, 2008. The increase in operating loss of $57,976 results primarily from the increase in operating costs which were only partially offset by the increase in revenues described in the previous paragraphs.

The Nine Months Ended January 31, 2009 vs. the Nine Months Ended January 31, 2008

For the nine months ended January 31, 2009, operating revenues were $332,115 as compared to $349,541 for the nine months ended January 31, 2008. The decrease of $17,426 results primarily from decreased revenue from distribution of the Company's feature film library which was only partly offset by an increase in service production revenues.

Costs and expenses amounted to $458,835 for the nine months ended January 31, 2009 as compared to $309,292 during the nine months ended January 31, 2008. This increase of $149,543 is primarily due to increases in direct project expenses of $35,000 associated with the increase in service production revenues, an increase in selling expenses of approximately $20,000, an increase in compensation to management and production team in the form of bonuses and salaries of approximately $91,000 which includes a non-cash award of shares valued at $56,000, a non-cash award of shares to directors for their services valued at $10,000, an increase in accounting and audit fees of approximately $24,000. These increases were partially offset by a reduction in legal fees of approximately $31,000.

The Company had an operating loss of $130,449 for the nine months ended January 31, 2009 as compared to operating income of $46,727 for the nine months ended January 31, 2008. This increase in operating loss of $177,176 is as a result of the changes in revenues and costs as described above.

Liquidity and Capital Resources

The Company's principal source of working capital during the three and nine month periods ended January 31, 2009 was feature film royalty revenues, production services and stockholder loans. The Company does not currently have sufficient working capital to fund its operations. The Company is presently investing in new film projects and is seeking external financing and other alternatives necessary to raise capital.  If the Company fails to raise additional capital, increase revenues, or sell certain assets, the Company will, in all likelihood, be forced to significantly reduce its operations or liquidate.
For the nine months ended January 31, 2009, the Company's net cash flow used in operating activities was $162,614 compared to net cash used by operating activities of $487,295 during the nine month period ended January 31, 2008. Net cash flow provided by financing activities was $23,682 for the nine months ended January 31, 2009 compared to net cash provided by financing activities of $317,000 during the nine month period ended January 31, 2008. At January 31, 2009, the Company had cash of $10,965 as compared to $375,820 at January 31, 2008.  The Company’s decline in cash is primarily attributable to operating losses and investments in film projects.

In general, cash flows resulting from the distribution of the Company’s existing film library are expected to decline over the long term. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. Additionally, the Company is developing new movies and seeking equity funding for these movies in order to fully implement its business planning as a movie production and distribution company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures were not effective as of January 31, 2009 since they do not allow for information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Specifically, we identified  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our Annual Report on Form 10-KSB for our fiscal year ended April 30, 2008 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our Annual Report on Form 10-KSB filed for our fiscal year ended April 30, 2008 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 17, 2009, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

KINGS ROAD ENTERTAINMENT, INC.

Date: March 17, 2009	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer