Form 10-K
period 2009-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2009-08-13
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Indicate by check mark if the registrant is a well known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer   ☐  Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant's common stock outstanding as of October 31, 2008 was 9,956,493 and their aggregate market value on this date was approximately $497,825 and the aggregate market value of the voting and non-voting common stock held by non-affiliates as of October 31, 2008 was approximately $204,800 using the most recent transaction price per share of $0.05 as reported on the Pink Sheets as of October 31, 2008.

The number of shares of the registrant’s common stock as of August 13, 2009 was 19,971,493.

Kings Road Entertainment, Inc.
Annual Report on Form 10-K
For the Year Ended April 30, 2009
INDEX

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

PART I.

ITEM 1. Business

Overview

Kings Road Entertainment, Inc., and its three wholly owned subsidiaries (collectively the "Company" ), have been engaged primarily in the development, financing and production of feature films for subsequent distribution in theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States and all other countries and territories of the world. The Company released its first motion picture in 1984 titled All of Me, starring Steve Martin and Lily Tomlin. The Company has theatrically released an additional 17 pictures in the domestic market, and has released seven pictures directly to the domestic home video or pay television market.

The Company has not produced any new feature films since April 30, 1996. Subsequent to 1996, the Company has derived its revenues almost exclusively from the exploitation of feature films that the Company produced prior to 1996. Until the last calendar quarter of 2007, the Company primarily focused on exploiting the value of the film library by marketing options and rights for the production and distribution of prequels, sequels, and remakes of movies within its film library. Since November 2007 the Company has acquired options to develop new original screenplays and has been developing these together with its existing library of rights and screenplays in order to prepare a slate of film properties that can be produced over the next three to five years. The production of these movies is expected to generate revenues for the Company from remake rights, producer fees and back-end participations. The Company’s expenditures on development have increased accordingly and it is focusing primarily on projects that can generate high production value on a budget range of $5-15 million designed in order to attract third party financing and subsequently achieve commercial success. As of April 30, 2009, the Company is actively developing more than 15 properties from a range of genres and budgets.

The Company’s wholly-owned subsidiary, Ticker, Inc., (a California corporation), was inactive during the year ending April 30, 2009. The Company’s wholly-owned subsidiary, Big Easy II Film, LLC (a California limited liability corporation), was also inactive during the year ending April 30, 2009. On December 5, 2007, the Company incorporated and commenced operations of Kings Road Entertainment Europe GmbH, a 100% subsidiary in Germany, to facilitate international co-productions. The consolidated financial statements include those of Kings Road Entertainment, Inc. and its subsidiaries.

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

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2009, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

Title	Principal Cast	Release Date
All of Me	Steve Martin, Lily Tomlin	September 1984
Creator	Peter O’Toole, Mariel Hemingway	September 1985
Enemy Mine	Dennis Quaid, Louis Gossett, Jr.	December 1985
The Best of Times	Robin Williams, Kurt Russell	January 1986
Touch & Go	Michael Keaton, Maria Conchita Alonso	August 1986
Morgan Stewart’s Coming Home	Jon Cryer, Lynn Redgrave	February 1987
The Big Easy	Dennis Quaid, Ellen Barkin	August 1987
In the Mood	Patrick Dempsey, Beverly D’Angelo	September 1987
Rent-A-Cop	Burt Reynolds, Liza Minelli	January 1988
The Night Before	Keanu Reeves, Lori Louglin	March 1988
My Best Friend is a Vampire	Robert Sean Leonard, Cheryl Pollack	May 1988
Jacknife	Robert DeNiro, Ed Harris	March 1989
Time Flies When You’re Alive	Paul Linke	July 1989
Kickboxer	Jean Claude Van Damme	August 1989
Homer & Eddie	Woopi Goldberg, James Belushi	December 1989
Blood of Heroes	Rutger Hauer, Joan Chen	February 1990
Kickboxer II	Sasha Mitchell, Peter Boyle	June 1991
Kickboxer III	Sasha Mitchell	June 1992
Paydirt	Jeff Daniels, Catherine O’Hara	August 1992
Knights	Kris Kristofferson, Kathy Long	November 1993
Brainsmasher	Andrew Dice Clay, Teri Hatcher	November 1993
Kickboxer IV	Sasha Mitchell	July 1994
The Stranger	Kathy Long	March 1995
The Redemption	Mark DaCascos	August 1995
The Haunted Heart	Dianne Ladd, Olympia Dukakis	January 1996

The Company also has profit participation in the following theatrical film releases:

s	Slap Shot (1977). Starring Paul Newman and Michael Ontkean. Directed by George Roy Hill (Director of "Butch Cassidy and the Sundance Kid").
s	Fast Break (1979). Starring Gabe Kaplan
s	Little Darlings (1980). Starring Tatum O'Neal, Kristy McNichol and Matt Dillon
s	Ticker (2001) Starring Steven Seagal, Tom Sizemore, Dennis Hopper.

The Company’s existing film library has been its major asset for a number of years. The majority of the Company’s current revenues are derived from licensing movie rights to the home video/DVD market, and the free and pay television markets. The Company has not produced any of its own films since 1996 but is currently developing more than 15 projects including remakes/sequels to a number of films in its library as well as new original screenplays.

The Motion Picture Industry

Overview. Revenues at domestic theaters grew approximately 1.7%, to approximately $9.79 billion in 2008, from approximately $9.6 billion in 2007 and an increase in approximately $2.5 billion over the last 10 years despite the number of admissions remaining fairly constant at 1.4 billion during the same period according to the Motion Picture Association’s U.S. Theatrical Market: 2008 Statistics. The international motion picture industry has grown steadily over the past 5 years with international box-office revenues increasing by 17% or by $4 billion during that time to a total of $18.3 billion in 2008.

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

Product Life Cycle.  Generally, a motion picture’s life cycle as a product begins with a theatrical release before being available on home video, cable, pay television or syndicated or free television channels. Many motion pictures never achieve a theatrical release and some never become available to the home video/DVD market. After an initial release to theaters, movie producers often seek to release their films in exclusive windows in secondary markets, including the home video, cable/pay television or syndicated/free television markets. The longevity and success of a film property is usually a function of its initial success in theaters, but those revenues generally decline over time. The value of older films may be enhanced through the production of prequels, sequels, and remakes.

Development

Development activities are a fundamental building block to the Company’s future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes, are among the Company’s most valuable assets. In connection with the equity investment in the Company by West Coast Pictures in December 2007, the Company acquired the rights to participate in the production revenues of 5 movie projects in various stages of development by West Coast Pictures. The Company also appointed the principal of West Coast Pictures, Mr. Sven Ebeling, as its Head of Production. Since December 2007 the Company has expanded its base of movie projects in development by identifying and, where necessary, optioning further original properties to its slate. The development process is systematic starting with identification of a commercially viable story and its development into a compelling screenplay. Subsequently, key production staff can be attracted and the project can be packaged and financed.

Strategy

The Company licenses rights in its film library to distributors for the home video/DVD market, and both the free and pay television markets. Additionally, the Company seeks to enhance and protect the value of its film library through the development of prequels, sequels, and remakes to those library assets and to identify new movie projects for production and distribution. The Company’s strategy is based on identifying the best possible assets for development within the target budget range and reduce the equity requirements for the movie by innovative financial packaging  utilizing tax and location incentives, pre-sales of rights to territories, minimum guarantees from distributors and deferrals. The wide range of genres of projects in development permits the Company to adapt to market and consumer shifts in demand.

Financing Strategy

The Company's financing strategy consists of fully financing its films by obtaining advances and guarantees from the licensing of distribution rights in those pictures, sourcing creative elements of the movie or its production in territories that offer subsidies or incentives, negotiating deferrals from talent or service providers and thereby minimizing the remaining portion of equity required.  Once fully financed, the Company can then earn fees for its development and production services, in addition to generating contingent compensation based on the success of a film. The Company may also finance a portion of the cost of a film using internally generated funds or debt financing.

Production Strategy

Once a project is fully financed, the Company attempts to produce a picture at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small staff, renting production facilities, and engaging production crews only as required. The Company has historically produced pictures with production costs ranging from $1,000,000 to $10,000,000. The Company has a consistent record of remaining within budgeted cost. Although the Company’s past production experience allows it certain control over production costs, production costs of motion pictures as an industry trend have substantially escalated in recent years.

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

International Markets - The Company previously generated substantial revenues from the licensing of its pictures outside of the United States. However, in 1996 the Company sold the international distribution rights to most of its films to another company. For those pictures where international distribution rights are still owned by the Company, it licenses these pictures to local distributors on a territory-by-territory basis. Each license may cover one or more pictures, and may include all rights or only certain rights. Sales, collections and delivery of product are handled by outside foreign sales organizations. Such organizations generally receive a commission based on a percentage of cash receipts. The Company believes that, based on its current and anticipated future level of film productions, it is more efficient and cost effective to use outside foreign sales organizations to license its movies outside of the U.S. rather than to maintain its own staff.

Personnel

As of April 30, 2009, the Company has two officers and utilizes the services of external service providers for professional services as well as certain administrative functions. The Company also employs four external, non-salaried producers to identify and develop projects for the Company. These producers are attached to individual projects and will receive compensation primarily on success based  upon the packaging, financing and production of those projects. The Company’s productions and projects in development are subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others. The Company considers its employee relations to be satisfactory at present. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

Patents, Trademarks and Other Intellectual Property

From the Company’s library of completed films, the Company has retained ownership and holds copyright for most of its movies which includes the rights to remakes, prequels, sequels as well as TV films and series. For the international market, the Company shares ownership in most of its titles with an unrelated company. Additionally, the Company has legal ownership of more than 15 screenplays and the corresponding underlying rights in all but one case.

Website Access to our SEC Reports

Our Internet website address is www.kingsroadentertainment.net. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our annual stockholder meetings will also be made available through our Internet website at the earliest practical opportunity. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our business requires a substantial investment of capital.  The development, production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions or other subsidies to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from working capital, distribution advances or from other financing sources. Although we intend to continue to reduce the risks of our working capital exposure through financial contributions from broadcasters and distributors, tax and location incentives, government and industry programs, other studios and other sources, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the development, production, acquisition, completion and release of future motion pictures. Failure to generate revenues from new titles or other sources will increase the Company’s dependence on its existing library income. We cannot assure you that this income will be sufficient to provide working capital to cover the overhead expenses of the Company. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at April 30, 2009, we had a deficit in working capital of $582,899 and an accumulated deficit of approximately $26,658,000. Our registered independent accounting firm has issued a going concern opinion, indicating that these conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, there is no assurance that we will be able to continue as a going concern.

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

Our rights to the titles in our film library vary; in some cases we have only the right to distribute titles in certain media and territories for a limited term. We cannot assure you that we will be able to renew expiring rights on acceptable terms. Any failure to renew titles generating a significant portion of our revenue may have a material adverse effect on our business, results of operations and financial condition.

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

We could be adversely affected by strikes or other union job actions.  We are both directly and indirectly dependent upon highly specialized union members who are essential to the production of motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the development or production of motion pictures could delay or halt our ongoing development or production activities. Work stoppages by members of a Guild or union in the future may, depending on the length of time, cause a delay or interruption in our development or production of new motion pictures which could have a material adverse effect on our business, results of operations and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it, require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Our management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009 and concluded that our internal control over financial reporting was not effective due to insufficient accounting and administrative personnel. If we fail to remedy our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. All rental agreements may be terminated upon one month’s notice. The Company’s registered office space in Germany has been provided rent-free since November 2008 for an indefinite period or until otherwise negotiated.

ITEM 3. Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote by security holders during the fourth quarter of the year ended April 30, 2009.

PART II.

ITEM 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the Pink Sheets under the symbol: "KREN".
The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing prices of the Company’s common stock as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price
	High	Low
Fiscal 2009
First Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.01
Third Quarter	$0.08	$0.01
Fourth Quarter	$0.08	$0.02

Fiscal 2008
First Quarter	$0.15	$0.06
Second Quarter	$0.08	$0.04
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.06	$0.03

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Holders

As of August 13, 2009, the Company had approximately 425 stockholders of record.

Recent Sales of Unregistered Securities

On April 17, 2009 the Company entered into a Securities Purchase Agreement with a number of private individuals for the purchase of an aggregate total of 130,000 shares of the Company’s common stock for the purchase price of $20,000. The sale of the shares closed on April 17, 2009. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Subsequent to the period covered by this report, on July 26, 2009 the Company entered into a Securities Purchase Agreement with a private individual for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The sale of the shares closed on July 29, 2009. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the Company’s financial statements for the fiscal years ended April 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward-Looking Statements” set forth above.

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

Recent Developments

The Company continues to fund and develop motion picture projects, with the intention of either producing the motion picture, establishing a partnership or joint venture with another film production company to develop and/or produce the project or an outright sale of the project.

On January 15, 2009, the Securities and Exchange Commission (“SEC”) approved a settlement with the Company and dismissed with prejudice administrative proceedings brought against the Company pursuant to Sections 12(j) and 21C of the Exchange Act. The SEC charged the Company with failing to timely file periodic reports as required by Section 13(a) of the Exchange Act and SEC rules promulgated thereunder.  A summary of the settlement agreement was published on Form 8-K filed on January 29, 2009.

Results of Operations for the Twelve Months Ended April 30, 2009 and April 30, 2008

For the year ended April 30, 2009, revenues decreased to $365,793 as compared to $491,892 for the year ended April 30, 2008. The decrease of $126,099 results primarily from a decrease in revenues from distribution of the Company's feature film library of $211,099 which was partially offset by an increase in service production revenues of $85,000. The Company has licensed its films to various, third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue. As a general trend, revenues from distribution royalties from the Company’s existing library are expected to continue to decrease as the library ages. The Company’s business model is centered on the production of new movies and exploring other revenue sources thereby increasing revenues from, for example, producer fees, licensing remakes, profit participations in movies, distribution of new movies and service production revenues.

General and administrative costs and expenses increased by $40,665 to $532,376 for the year ended April 30, 2009 as compared to $491,711 during the year ended April 30, 2008. This increase is a result of a number of factors which need to be considered when comparing the G & A expenses over the two fiscal years:

(i)  For the year ending April 30, 2008, there was a significant reduction of $ 98,708 in accruals, primarily relating to accrued payments to four Guilds for residual payments due to Guild actors, directors, screenwriters and musicians. Where a movie has a guild member participating, the Guild is generally entitled to a percentage of subsequent income from that movie. The percentages have to be estimated since the underlying revenues necessary to calculate the amount have to be reported or made known by distributors, some in non-domestic territories. The accruals have been consistently made over the years based on a flat percentage of net income received from those distribution partners.

We estimated this percentage to be 6%, which we believe reflected the contingency. During our fiscal year 2008, settlement discussions with these Guilds concerning the outstanding amounts due were initiated and the subsequent reduction in the accrual was based on the likelihood of success of these settlement negotiations. While these discussions and negotiations are still ongoing at the date of this report, it was and still is the opinion of the Company’s management that as of April 30, 2008, the reduction reflected the best estimate of the status of the settlement negotiations.

(ii) There was a significant reduction in general and administration expenses, primarily comprising of reductions in legal fees of approximately $75,000 and accounting and audit fees of approximately $30,000 during the year ended April 30, 2009 compared to the year ended April 30, 2008. This was due to the settlement of litigation in the year ending April 30, 2009 and the audit and review of previous financial statements taking place in the year ending April 30, 2008 to bring the Company’s periodic filings current. Payments to consultants and outside contractors also decreased by approximately $17,000 during the year ending April 30, 2009 when compared to the previous year as more services are performed in-house. These decreases were offset by sales expenses which increased by approximately $20,000 during the year ending April 30, 2009 and the salaries and bonuses to staff, management and members of the board of directors for services rendered also increased in comparison by approximately $30,000, as a result of the implementation of the business plan during the year ended April 30, 2009.

A periodic review of capitalized film development costs with regard to guidelines set out in SOP 00-2 Accounting by Producers or Distributors of Films resulted in the impairment of $93,876 to the Company’s capitalized film development costs pertaining primarily to two projects that are older than three years and where no pre-production date can be set. The amount represents the unamortized film development costs where the amount exceeds the films adjudged fair value.

There was no expense or gain recorded in the twelve months ending April 30, 2009 and 2008, for depreciation or amortization of intangible and fixed assets, as all fixed assets were fully depreciated prior to those periods.

Total other income and other expense for both periods consisted of the following:

	2009	2008
Other income	$0	$0
Interest income	0	7,797
Interest expense	(5,446)	0
Unrealized Gains on Exchange of Foreign Currency Transactions	0	741
Total other income	$(5,446)	$8,538

Interest expense for the year ending April 30, 2009 consists of the interest accrued on stockholder loans.

Interest income decreased as the Company had no cash in interest bearing accounts during the year ended April 30, 2009.

Net Loss

The Company’s net income (loss) for the years ending April 30, 2009 and 2008 was as follows:

	2009	2008	Change
Net income /(loss)	$(300,905)	$8,719	$(309,624)

The increase in the net loss during the year ending April 30, 2009, compared to the net income in the previous twelve months ending April 30, 2008, was primarily due to the following factors:

1.	There was a significant decrease in total revenues of $126,099 for the 12 months ended April 30, 2009 representing a decrease of approximately 25.6%, compared to the year ended April 30, 2008.
2.
Although general and administrative expenses during the year ended April 30, 2009 continued to fall due primarily to a reduction in legal fees, a periodic review of the Company’s capitalized development costs resulted in an impairment charge to these assets of $93,876.

3.	Non-cash bonuses in the form of common shares were awarded to management and producers during the 12 month period ended April 30, 2009 with a corresponding value of $56,000.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Liquidity and Capital Resources for the Twelve Month Period Ended April 30, 2009 and 2008

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that film generates any revenues. The Company's principal source of working capital during the year ended April 30, 2009, was motion picture distribution and licensing income and project development revenues. Management believes that it is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. The Company’s business planning foresees that its film production budgets will be primarily financed from external sources including tax and location incentives, pre-sales to certain territories and financing distribution estimates that resulted in minimum guarantees. In this way, the equity required to fund the balance of a movie budget can be significantly reduced and the inherent risk in movie financing minimized. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as attracting creative personnel to be attached to its projects. The Company currently estimates that it requires a total of approximately $1million to fully implement its business planning based on the initial projects’ budgets being financed principally from external sources.

The cash on hand amounted to $11,416 and $149,765 at the year ended April 30, 2009 and April 30, 2008, respectively.

Cash flows from operating activities
The Company used $183,756 in cash flow in operations for the twelve month period ended April 30, 2009 compared to $705,431 in the year ended April 30, 2008. The primary components of cash flow during the year ended April 30, 2009, were as follows:

(1)	The net operating loss of $300,905
(2)	The Company collected accounts receivable amounting to $69,594

The cash flow for the period ended April 30, 2008 included the $300,000 repayment to Ashford Capital during May 2007 as a result of the rescission to the Share Purchase Agreement from March 2007. The amount was reflected in Accounts Payable in the financial statements at April 30, 2007. The Company also invested from its cash flow approximately $129,000 in film development costs during the year ended April 30, 2008. Investment in film development costs during the period April 30, 2009 were primarily financed with the issuance of common shares to service providers and treated as a non-cash operating item.

Cash flows from financing activities
The positive cash flow for the year ended April 30, 2009 of $45,332 comprised of proceeds from shareholder loans amounting to $109,332 including accrued interest and the issuance of common shares for cash in the amount of $20,000. These items were partially offset by the repurchase of common shares by the Company amounting to $84,000.The positive cash flow for the year ending April 30, 2008 of $317,000 includes common stock purchased for cash by West Coast Pictures in the amount of $325,000, partially offset by the repurchase by the Company of shares in the amount of $8,000 from a former director.

Due in large part to its working capital deficit and ongoing level of operating expenses, the Company's independent registered public accounting firm have expressed substantial doubt about the Company's ability to continue as a going concern. Management intends to address this issue by continuing to search for appropriate investment to finance its business plan as well as actively market the Company's film assets and work with production and financial partners. In addition, the Company is working closely with independent industry consultants regarding capitalization strategies and access to film production funds, which would supplement the business plan and additionally help the Company maintain greater ownership of its film projects.

During the years ended April 30, 2009 and 2008, the Company had no significant provision for income taxes.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide a tabular disclosure of contractual obligations pursuant to Regulation S-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8. Financial Statements and Supplementary Data

KINGS ROAD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kings Road Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Kings Road Entertainment, Inc. (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 2009 and 20008, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.   As more fully discussed in Note 11, the Company has limited revenues and does not have sufficient working capital to fully fund its operations, which creates substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 11.  The financial statements do not include any adjustments that might result from this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California
August 13, 2009

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2009 AND APRIL 30, 2008

	April 30, 2009	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,416	$149,765
Accounts receivable, trade	0	69,594
Prepayments and other current assets	5,190	14,190
Total current assets	16,606	233,549

Other assets:
Film development costs, net (Note 5)	584,506	524,582
Total other assets	584,506	524,582

TOTAL ASSETS	$601,112	$758,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$99,554	$26,554
Accrued expenses	281,528	345,083
Stockholder loans	109,332	0
Deferred revenue (Note 6)	109,091	109,091
Total current liabilities	599,505	480,728

Non-current liabilities
Deferred revenue (Note 6)	589,411	698,502
Total non-current liabilities	589,411	698,502

Total liabilities	1,188,916	1,179,230

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 19,321,493 shares issued and outstanding at April 30, 2009 and 10,756,493 at April 30, 2008	193,214	107,564
Additional paid-in capital	25,876,641	25,828,166
Accumulated deficit	(26,657,734)	(26,356,829)
Accumulated other comprehensive income	75	-
Total stockholders’ equity (deficit)	(587,804)	(421,099)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$601,112	$758,131

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	Twelve months ended April 30,
	2009	2008

REVENUES
Feature films	$280,793	$491,892
Service productions	85,000	-
TOTAL REVENUE	365,793	491,892

OPERATING EXPENSES:
General and administrative	532,376	491,711
Impairment of unamortized film development costs	93,876	-
Project expenses	35,000	-
Total operating expenses	661,252	491,711

INCOME (LOSS) FROM OPERATIONS	(295,459)	181

OTHER INCOME (EXPENSE):
Interest income	0	7,797
Interest expense	(5,446)	-
Exchange gain	0	741
Total other income (expense)	(5,446)	8,538

INCOME (LOSS) BEFORE INCOME TAXES	(300,905)	8,719

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(300,905)	$8,719

Net income (loss) per share – Basic & Diluted	$(0.03)	$0.00

Basic and diluted weighted average number of shares outstanding during the year	11,593,931	8,212,914

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	Twelve months ended April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(300,905)	$8,719
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Common stock issued for services	93,725	47,000
Impairment of capitalized film development costs	93,876	0
Change in operating assets and liabilities:
Accounts receivable, trade	69,594	(69,594)
Film development costs	(49,400)	(129,545)
Prepayments and other current assets	9,000	(9,000)
Accounts payable	73,000	(413,855)
Accrued expenses	(63,555)	6,852
Deferred revenue	(109.091)	(146,008)
NET CASH USED IN OPERATING ACTIVITIES	(183,756)	(705,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	0	(15,452)
NET CASH USED IN INVESTING ACTIVITIES	0	(15,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	20,000	325,000
Common stock repurchased for cash	(84,000)	(8,000)
Proceeds from stockholder loans	109,332	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,332	317,000

Foreign currency translation	75	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	(138,349)	(403,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,765	553,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,416	$149,765

Cash paid for income taxes	$1,600	$0
Cash paid for interest expense	$0	$0

Additional disclosure for non-cash transactions: During the year ended April 30, 2008, the Company issued 2,225,000 of its common shares for the acquisition of film development rights with an estimated fair value of $325,000 and during the year ended April 30, 2009, the Company issued 5,220,000 common shares for services related to the acquisition of film development rights with an estimated fair value of $104,400 both of which have been capitalized as film development costs.

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Stockholders’
	of shares	Amount	Capital	Deficit	Income	Equity
Balance as of April 30, 2007	5,806,493	$58,064	$25,204,118	$(26,365,548)	$	$(1,103,366)

Sep. 28, 2007 shares issued to directors	200,000	2,000	14,000			16,000

Sep. 28, 2007 shares issued for services	300,000	3,000	22,000			25,000

Oct. 2, 2007 shares purchased from a former director	(100,000)	(1,000)	(7,000)			(8,000)

Nov. 7, 2007 shares issued for cash and assets	4,450,000	44,500	605,500			650,000

Nov. 26, 2007 shares issued to director	100,000	1,000	5,000			6,000

Dec. 5, 2007 acquisition of subsidiary			(15,452)			(15,452)

Net income for the period	0	0	0	8,719	0	8,719

Balance as of April 30, 2008	10,756,493	107,564	25,828,166	(26,356,829)	0	(421,099)

July 15, 2008 shares returned for cash	(800,000)	(8,000)	(76,000)			(84,000)

Shares issued to directors for services	500,000	5,000	5,000			10,000

Shares issued for services	715,000	7,150	20,575			27,725

Shares issued for bonuses	2,800,000	28,000	28,000			56,000

Shares issued for film projects (Note 8)	5,220,000	52,200	52,200			104,400

Shares issued for cash	130,000	1,300	18,700			20,000

Unrealized gain on foreign currency translation					75	75

Net income for the period	0	0	0	(300,905)		(300,905)

Balance as of April 30, 2009	19,321,493	$193,214	$25,876,641	$(26,657,734)	$75	$(587,804)

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2009 and 2008

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc, and its wholly-owned subsidiaries (the "Company"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay, network and syndicated television, on home video, and in other ancillary media in the United States (the "domestic market") and all other countries and territories of the world (the "international market"). Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. There have been 17 additional pictures theatrically released in the domestic market, and seven pictures have been released directly to the domestic home video or pay television market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position at April 30, 2009 and 2008, and the results of operations and cash flows for the years ended April 30, 2009 and 2008 have been included. All inter-company items and transactions have been eliminated in consolidation.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to be consistent with the 2009 financial statement presentation.

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

Film development costs are expensed or capitalized in accordance with the criteria contained in SOP 00-2 Accounting by Producers or Distributors of Films. The amortization of film and participation costs is calculated according to the individual- film-forecast-computation method, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

The Company periodically reviews its capitalized film costs and where it is determined that a property will not be used (disposed of) or where a date for production has not been set within 3 years from the time of the first capitalized transaction, a loss by a charge to the income statement is made where the carrying amount of the project exceeds its fair value.

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of April 30, 2009, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the twelve months ending April 30, 2009, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the period ending April 30, 2009, Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which was acquired during December 2007. The purchase price of the entity was approximately $7,500 and its activity has been included in the consolidated results of operations since its acquisition from ISBC GmbH, a company managed by President and CEO of the Company, Mr. Philip Holmes. The German subsidiary facilitates international co-productions.

e. Use of Estimates

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

f. Newly Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 was effective for the Company’s fiscal year ending April 30, 2009. Adoption of this standard by the Company has not had a material impact on its financial position and results of operation.

In February of 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method. SFAS 159 is effective for years beginning after November 15, 2007. Adoption of this standard has not had a material effect on the Company’s financial statements.

g. Earnings (Net Loss) Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic net loss per share using the weighted average number of common shares outstanding during the periods presented. We do not have any potentially dilutive common stock equivalents, such as options or warrants and we have not issued any preferred shares.

h. Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than the functional currency of US Dollars are translated at exchange rates in effect at the balance sheet date. Foreign company assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average rate of exchange for the fiscal year. Unrealized gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

NOTE 3 – CURRENT ASSETS

a. Cash and Cash Equivalents

Cash equivalents consist of cash on hand and cash on deposit at financial institutions. For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions that are federally insured. However, at times, these balances could exceed federally insured limits.

b. Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company's delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of April 30, 2009, the Company had no accounts receivable.

NOTE 4 – FIXED ASSETS

a. Fixed Assets

Fixed assets of the Company at April 30, 2009 and 2008 consisted of various items of office equipment with a historical cost of $5,993 and a net book value of $0. All of these items were fully depreciated at April 30, 2009 and 2008.

b. Impairment of Long-Lived Assets

The Company has adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their respective fair values. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the costs to sell. See Note 5.

NOTE 5 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method set forth in Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”) which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodical review of unamortized film costs resulted in the identification of primarily two projects’ whose development expenses totaling $70,034 being impaired as their development began more than three years previously and no date could be set for their pre-production. A further impairment charge of $23,842 was made for projects abandoned during the quarter ending April 30, 2009.

At April 30, 2009 film development costs totaled $584,506 compared to $524,582 as at April 30, 2008. The increase of $59,924 reflects the continued active development of the Company’s film development projects amounting to $153,800 less the impairments described in the preceding paragraph of $93,876.

Subject to the closing of financing for the production budgets of three films, the Company expects to amortize approximately $240,000 of its film development costs during the next twelve months. This represents production of two complete movies and partial production of one further movie. The components of the Company’s film costs at April 30, 2009 relate entirely to movies in development for theatrical release.

Regarding the Company’s released films, there are no unamortized film costs capitalized on the balance sheets.

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

NOTE 6 – LIABILITIES

a. Deferred Revenue

As of April 30, 2009 and 2008, the Company had deferred revenue totaling $698,502 and $807,593, respectively. The decrease is primarily due to the regular amortization of royalty advances from distributors across the applicable period of each distribution agreement.  Current liabilities disclose the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 5).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $41,729 and $43,172 during the twelve months ended April 30, 2009 and 2008, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Stockholder Loans

As of April 30, 2009, the Company had borrowed $103,977 from its two largest stockholders under the terms of an arrangement dated July 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Stockholder Loans”). The loans will bear interest at 3 % above the WSJ Prime Rate on the date of payment. The rate will apply to the end of the next calendar quarter upon which the interest rate will be set for the next calendar quarter by the same measure. The term of each loan will be for a maximum of one year from the end of the month in which the loan is made. At the end of this term, the loan is to be repaid with interest or renegotiated with the lending party. The loan will be collateralized with a promissory note from the Company to issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower price at the day of lending or date of renewal, and may be invoked in case of default or failure to negotiate a mutual extension. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the statement of operations.  As of April 30, 2009 the accumulated interest for the loans totaled $5,355.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008. On July 22, 2009, the board unanimously resolved to extend and clarify the terms to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the loan at the 90 day rolling average stock price for transactions.  As the loans and accrued interest are convertible at the option of the lender, the Company has classified the stockholder loans as a current liability. From the principle sum of $103,977 at July 31, 2009 an amount of $90,000 plus accrued interest was due for re-negotiation according to the original terms and an extension of the loan term was agreed by the stockholders and the Company on July 31, 2009.

d. Contingent Losses & Litigation

The Company settled litigation with a former officer and director and a shareholder in July 2008.  Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of April 30, 2009, the Company was not involved in any active or passive litigation.

NOTE 8 - COMMON STOCK

At April 30, 2009, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 19,321,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2008, the Company had 12,000,000 authorized shares of which 10,756,493 were issued and outstanding. The following common stock transactions transpired in the years ended April 30, 2009 and 2008:

On September 28, 2007, in accordance with a resolution made by the Board of Directors, the Company issued ISBC GmbH 300,000 shares of its common stock for services rendered to the Company in value of $25,000. This represents a value of approximately $0.08 per common share. The corresponding accounting entry was in the operating expenses for the period in which the services were incurred.

On September 28, 2007, in accordance with a resolution made by the Board of Directors, the Company issued 100,000 restricted shares of the Company’s common stock to each of Messrs. Hoffman and Neuman, as non-cash compensation for their services as Directors of the Company.  Said shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The value of the transaction of $0.08 per share was based on the 90 day rolling average price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $16,000 is included in operating expenses on the statement of operations for that period.

On October 2, 2007 in accordance with a resolution made by the Board of Directors authorizing the transaction, the Company re-purchased 100,000 shares of its own common stock held by former director Mr. Michel Shane at a price equal to the 90 day rolling average price of $0.08 per share for the stock as quoted on the Pink Sheets on the day of the agreement. The transaction was initiated by Mr. Shane at his sole request. As a result of this transaction, the shares were retired. The total value of the transaction was $8,000 and was accounted for as a reduction of equity and additional paid-in capital.

On October 31, 2007 the Company entered into a Securities Purchase Agreement (“Agreement”) with West Coast Pictures, LLC (“WCP”), a California limited liability company, for the purchase of Four Million Four Hundred Fifty Thousand (4,450,000) shares of the Company’s common stock (“Purchase Shares”) for cash of $325,000 and a contractual commitment by WCP to contribute 5 film assets (listed in a Schedule to the Agreement) valued at an additional $325,000 to the Company.

The Agreement further states that at the direction of WCP, the Company will issue 460,000 of the Purchase Shares directly to Hagen Behring, a former partner in WCP and WCP will receive 3,990,000 of the Purchase Shares. This transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  In addition, the Company granted WCP “piggyback” registration rights with respect to its Purchase Shares on certain future registration statements of the Company, if any. The Securities Purchase Agreement was concluded on November 7, 2007.

On November 26, 2007, in accordance with a resolution made by the Board of Directors, the Company issued 100,000 restricted shares of the Company’s common stock to Mr. Stephen Fryer as non-cash compensation for his past services as a director of the Company.  The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code. The value of the transaction of $0.06 per share was based on the 90 day rolling average price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $6,000 is included in operating expenses on statement of operations for that period.

On July 15, 2008, the Company, pursuant to lawsuit settlement agreements with its former president Mr. H. Martin DeFrank and stockholder Mr. John M. Burnley, repurchased 500,000 shares of its common stock from Mr. DeFrank and 300,000 shares of its common stock from Mr. Burnley. The purchase price of Mr. DeFrank’s shares was $60,000 and the purchase price of Mr. Burnley’s shares was $24,000. The prices for the shares represent individually negotiated amounts. The total of 800,000 common shares were cancelled following their repurchase and not held in treasury stock.

On October 24, 2008 a majority of the stockholders provided written consent in lieu of a meeting to approve an increase in the authorized common shares of the Company from 12,000,000 to 50,000,000 and the creation of 2,000,000 shares of preferred stock. A Certificate of Amendment to the Restated Certificate of Incorporation of the Company was filed on November 3, 2008. The foregoing event was published in a Form 8-K filed on November 6, 2008.

On March 3, 2009, the Company issued 5,220,000 common shares for services related to the acquisition of nine film projects that are in various stages of development to related parties.  Each of International Solutions Business Consulting GmbH, a company solely managed by President and CEO of the Company, Philip Holmes and therefore an affiliate of the Company, and West Coast Pictures, LLC whose principal Sven Ebeling is also Head of Production at the Company and therefore an affiliate of the Company, received 2,320,000 common shares in exchange for services related to the acquisition of four projects.  A further 580,000 common shares were issued to Rose-Marie Couture, an independent film producer for services related to the acquisition of one film project. Mrs. Couture is the spouse of Philip M. Holmes and therefore an affiliate.  The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009 and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.The related costs have been capitalized as film development costs on the balance sheet. The liability of $104,400 in total for the film projects was converted to 5,220,000 common shares based on the closing price for the common stock of $0.02 on the day of approval by the board, January 31, 2009.

On March 3, 2009, the Company issued 2,800,000 common shares as performance bonuses for the calendar year 2008. Recipients of these performance bonuses included President and CEO of the Company Philip M. Holmes (1,100,000 shares), Chief Financial Officer and former director Robert Kainz (100,000 shares), Directors Branko Lustig and Monika Nosic (100,000 shares each) and Head of Production, Sven Ebeling received 1,300,000 common shares.  A further 100,000 shares were issued to an independent producer for development work on the Company’s film projects. The shares were fully vested on the date of the award and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The 2,800,000 common shares were valued at $56,000 at the rate of $0.02 per share the closing price for the common stock on the day of approval by the board, January 31, 2009 and this amount was expensed in general and administrative expenses as performance bonuses.

On March 3, 2009, the Company issued 500,000 common shares to its current and former directors in exchange for their services to the Company.  Persons receiving shares included Chief Executive Officer and director Philip M. Holmes (300,000 shares), Chief Financial Officer and former director Robert Kainz (50,000 shares), director Monika Nosic (100,000 shares) and director Branko Lustig (50,000 shares).  The shares were fully vested on the date of the award and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The related costs of the award for services as a non-executive director were included as operating expenses and the liability accrued in the balance sheet as of January 31, 2009. The amount was calculated in total to be $10,000 representing the 500,000 shares awarded, valued at $0.02 per share, the closing price for the common stock on the day of approval by the board, January 31, 2009.

On March 3, 2009, the Company issued 250,000 common shares to six different vendors in exchange for services rendered to the Company.  The shares were fully vested on the date of the exchange and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The liabilities toward those vendors of $7,725 were expensed in general and administrative expenses and the liabilities recorded in accounts payable in the balance sheet. The amount of shares issued in exchange for each debt corresponded to the 90 day rolling average of transactions of the Company’s stock on the due date of each invoice.

On March 3, 2009, the Company issued 465,000 common shares to West Coast Pictures, LLC, in exchange for services rendered to the Company valued at $20,000.  The shares were fully vested on the date of the issuance and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The amount owed to West Coast Pictures was included as an operating expense and the amount owed to West Coast Pictures recorded in accounts payable in the balance sheet on that date. The amount of common shares issued in exchange for these services was based on the average price prevailing over the period the services were performed of $0.043 per share.

During April 2009, the Company issued a total of 130,000 shares to two accredited investors for a total cash payment of $20,000. This was based on a price per common share of approximately $0.154.

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

The Company also derives revenues from service production contracts. Third parties engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed. The timing difference between the cash flows and the recognition of revenue is recorded as deferred revenue where the cash received exceeds the actual work performed or as accounts receivable where work performed exceeds the payments received.

NOTE 10– INCOME TAXES

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

Net deferred tax assets consist of the following components as of April 30, 2009 and 2008:

	2009	2008
Deferred tax assets: NOL Carryover	$5,478,525	$5,177,620
Deferred Tax liabilities:	$(3,624,334)	(3,624,334)
Valuation Allowance	$(1,854,191)	$(1,553,286)
Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2009 and 2008 due to the following:

	2009	2008
Book income (loss)	$(117,353)	$(172,916)
Meals and entertainment	$-	$5,762
State tax	$(312)	$(312)
Accrued expenses	$117,665	$167,466
Valuation Allowance	$0	$0
	$0	$0

At April 30, 2009, the Company was in the process of preparing its income tax returns and in the process of evaluating the effect that recent equity transactions may have had on net operating loss carry-forwards. No tax benefit has been reported in the April 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations under Section 382. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. Management has not evaluated yet the effect of recent equity transactions on such limitations.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at April 30, 2009, the Company has limited revenues and a deficit in working capital of $582,899 and has an accumulated deficit of approximately $26,658,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and is in the process of raising capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on July 26, 2009 the Company entered into a Securities Purchase Agreement (“Agreement”) with a private individual (“Investor”),  for the purchase of a total of  650,000 shares of the Company’s common stock (“Purchase Shares”) for the purchase price of  $100,000. The transaction closed on July 29, 2009. The investment was based on a price per common share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was introduced to the Company by ISBC GmbH, a German limited liability company managed by Philip Holmes and therefore an affiliate. The Company has agreed to compensate ISBC GmbH for its work involved in the successful introduction of the investor with a flat fee of $5,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of April 30, 2009, our disclosure controls and procedures are effective.

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

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and Board of Directors;

(iii)	provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

(iv)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of April 30, 2009:

Insufficient Accounting and Administrative Personnel: The Company has been operated essentially by a staff of two persons. The utilization of such a small staff precludes segregation of duties and levels of review and approval that are the cornerstones of sound internal control systems. Additionally, we did not maintain a staff of accounting personnel with sufficient accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of all financial statements and account balances. In addition, the President and CEO of the Company also serves as the Chairman and sole member of the audit committee and is therefore not considered “independent”.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation and due to the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of April 30, 2009. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

These plans have not yet been fully implemented as the Company has insufficient working capital to do so. We believe that the remediation measures described above will remediate the material weakness we identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain remediation measures described above.

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

Changes in Internal Control over Financial Reporting

Since April 30, 2008, we have begun the remedial measures described above. However, there was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our current directors and officers are set forth below. Directors are elected either by the board of directors or at the annual meeting of stockholders, to serve for a staggered term of three years each, or until their successors are elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

Name	Age	Position	Director Since

Philip Holmes	53	Chief Executive Officer, President and Director	October 2003

Robert Kainz	47	Chief Financial Officer and Secretary

Monika Nosic	35	Director	November 2007

Branko Lustig	77	Director	August 2008

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

Philip M. Holmes, Chief Executive Officer, President & Director

Mr. Holmes has been a member of our Board of Directors since 2003 and was instrumental in the reorganization of the Company and the introduction of a new investor and Academy Award winning Head of Production in 2007. He was appointed President of the Company in February 2007 and Chief Executive Officer in May 2008. From 1991 through 1997 he was chief financial officer for two US and German based software companies before becoming self-employed in 1997 as a business consultant. In 1998, he was hired as a consultant to a cable TV start-up company which, within 18 months of his hiring, became the 6th largest provider in Germany at that time. In 1999, he was appointed Chief Financial Officer and served in that position until the sale of the company to the investment division of Deutsche Bank in 2000. In 2001, he accompanied the start-up phase of a new cable TV venture in Germany and was co-founder and main investor of a manufacturer of entertainment equipment. In 2002 he and his partners set up a finance consulting company concentrating on start-ups, financing, mergers and acquisitions and IPO consulting. His activities as a business consultant cross a wide range of industries including cross-media document management, designers of customized business software, manufacturers of environmental technology and consumer product marketing.

Robert F. Kainz, Chief Financial Officer & Secretary

Mr. Kainz has been an officer of the Company since February 2008. He entered the international media business as an independent agent and consultant in the early ‘90s and started barter deals with Russia (TV and commercial slots), placement of TV and video rights to Hungary and Poland, placement of TV, video and music rights from the USA into Germany. He furthered the development of a jazz format for a German TV station and gained production knowledge as Unit Production Manager for a trailer of a feature film. In 2001, Mr. Kainz joined MC One (Media Cooperation One GmbH) as Head of Acquisitions and build up that department to handle films, series and program. His main focus was the acquisition of feature film rights (theatrical, Video/DVD, TV) from the international independent market for the German speaking territories. These activities included sale successes such as Ong-Bak, Happy Tree Friends, High Tension, Donnie Darko, The Musketeer among others  from the library of 180 feature films. He also coordinated international sales together with the Munich based sales company of the animation film The Nutcracker and the Mouseking. His responsibilities have also included conception, negotiation and management of licensing agreements as well as logistical support and supply with distributors and sales companies.

Branko Lustig, Director

Mr. Lustig has been a director of the Company since August 2008. His record as film producer spans many decades and includes winning two Academy Awards, two BAFTA awards and many other prestigious awards. He began his career as an assistant director at Jadran Films, Croatia’s largest film and television studio. He subsequently worked as a production manager on European productions such as Sophie’s Choice and Fiddler on the Roof. He went on to serve as assistant director on The Tin Drum and as assistant director, associate producer and European production manager for the mini-series Winds of War and its sequel War and Remembrance. He was also a producer and assistant director on the Emmy-winning TV miniseries Drug Wars, The Camarena Story, the sci-fi thriller Deadlock as well as producer on the mini-series The Great Escape, The Final Chapter and The Intruders. In 1991 he started to live and work in the USA where he produced a number of box office hits including Wedlock, The Saint, Peacemaker, Hannibal, Black Hawk Down, Kingdom of Heaven, A Good Year and American Gangster as well as his two Academy Award winning productions:  Schindler’s List, directed by Steven Spielberg and the box office record-breaker Gladiator, directed by Ridley Scott, with both of these films also winning Golden Globes.

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

Audit Committee

Philip Holmes serves as the chairman and sole member of our audit committee. Our Board has determined that Mr. Holmes meets the SEC criteria of an “audit committee financial expert” as defined in Regulation S-K, as he has served as a chief financial officer for various public companies and was involved in the preparation of financial statements in accordance with US GAAP. Mr. Holmes is not considered “independent” since he is an executive officer of the Company.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage an independent registered public accounting firm to render audit or permitted non-audit services, the engagement will be approved by the Board of Directors or the audit committee.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  The reasons for this inaction is the belief that such a code would not provide meaningful additional protection due to the current, relatively small size of operations and the number of members of management, the involvement of non-management personnel in connection with the business (including external accountants and outside counsel), and the protection provided by existing fiduciary duties imposed on management.  In the future, we may adopt such a Code of Ethics if the Board believes that the development and adoption of a Code of Ethics would benefit the Company and its stockholders. Upon our adoption of a Code of Ethics, we will post a copy of the Code of Ethics on our Web site and file it as an exhibit to our next Annual Report. In addition, we will undertake to provide a copy of the Code of Ethics, without charge, to any person who requests a copy.

Legal Proceedings

No other officer, Director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

Based solely on its review of the copies of such reports and representations received by the Company and without conducting an independent investigation, the Company believes that for the fiscal year ended April 30, 2009, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

ITEM 11. Executive Compensation

The following table sets forth all compensation earned by our named executive officers during the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $		Bonus $	Stock Awards $		Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Comp. Earnings $	All Other Compensation $	Total $

Philip Holmes	2009	25,090	(1)	—	22,000	(2)	—		—	47,090
President / CEO	2008	12,500	(1)	—	—		—		—	12,500

Robert Kainz	2009	—		—	2,000	(2)	—		—	2,000
Treasurer / Secretary	2008	—		—	—		—		—	0

(1)	Represents compensation earned as Managing Director of Kings Road Entertainment Europe GmbH, the Company’s wholly-owned German subsidiary.

(2)	Represents bonuses awarded to the named executive officers for their services. See Footnote 8. To the financial statements for the discussion regarding the valuation.

Outstanding Equity Awards

There are no outstanding equity awards for our named executive officers as of April 30, 2009.

Stock Awards

On March 3, 2009, the Company issued 1,100,00 common shares to Chief Executive Officer and director Philip Holmes and 100,000 common shares to Chief Financial Officer Robert Kainz as performance bonuses for the calendar year 2008. The shares were fully vested on the date of the award and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The 1,200,000 common shares were valued at $24,000 at the rate of $0.02 per share the closing price for the common stock on the day of approval by the board, January 31, 2009 and this amount was expensed in general and administrative expenses as performance bonuses.

Employment Agreements

There are no employment agreements with our named executive officers.

Compensation of Directors

Members of our Board of Directors receive occasional awards of stock for services provided at the discretion of the Board of Directors. The following table sets forth all compensation paid to our directors for the fiscal year ended April 30, 2009. As of April 30, 2009, none of our Officers or Directors had any outstanding equity awards.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Philip Holmes		6,000

Robert Kainz (1)		1,000

Monika Nosic		4,000

George Moseman (2)		0

Branko Lustig		3,000

(1)	Served as a director until June 3, 2008
(2)	Served as a director until May 20, 2008

Stock Awards

On March 3, 2009, the Company awarded the following common shares to directors for their services.

Branko Lustig was awarded a total of 150,000 shares, of which 50,000 was for his services as a director and 100,000 for services provided to the Company as a producer.

Monika Nosic was awarded a total of 200,000 shares, of which, 100,000 was for her services as a director and 100,000 for services provided to the Company as a producer.

Philip Holmes was awarded a total of 300,000 shares for his services as a director.

Former director Robert Kainz was awarded 50,000 shares for his services as a director.

The shares were fully vested on the date of the above awards and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009. The related costs of the award for services were included as operating expenses and the liability accrued in the balance sheet as of January 31, 2009. The amount was calculated in total to be $14,000 representing the 700,000 shares awarded, valued at $0.02 per share, the closing price for the common stock on the day of approval by the board, January 31, 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of July 20, 2009, certain information regarding the beneficial ownership of shares our common stock held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and named executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares. Unless otherwise indicated, the address of each beneficial owner is c/o Kings Road Entertainment, Inc., 468 N. Camden Drive, Beverly Hills, California 90210.

The percentage amounts set forth below are based on 19,971,493 aggregate shares of common stock outstanding as of August 13, 2009.

Name	Number of Shares	Percentage of Class Beneficially Owned

Philip Holmes (1)	5,108,400	25.6%

West Coast Pictures LLC (2)	8,535,000	42.7%

Monika Nosic	200,000	1.0%

Branko Lustig	150,000	0.8%

Robert Kainz	150,000	0.8%

Directors and Officers (as a group)	5,608,400	28.0%

(1)	Includes 3,420,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by Mr. Holmes.
(2)
Includes 1,300,000 shares of the Company’s common stock held by Mr. Sven Ebeling who is the principal of West Coast Pictures LLC and 460,000 shares of the Company’s common stock held by Mr. Hagen Behring, of which West Coast Pictures LLC is the beneficial owner. The principal of West Coast Pictures LLC, Mr. Sven Ebeling, exercises voting and/or dispositive powers with respect to these securities.

Changes in Control

The Company does not know of any arrangements, including any pledge of the Company’s securities, the operation of which at a subsequent date may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On March 3, 2009, the Company issued 5,220,000 common shares for services related to the acquisition of nine film projects that are in various stages of development to related parties.  Each of International Solutions Business Consulting GmbH, a company solely managed by President and CEO of the Company, Philip Holmes and therefore an affiliate of the Company, and West Coast Pictures, LLC whose principal Sven Ebeling is also Head of Production at the Company and therefore an affiliate of the Company, received 2,320,000 common shares in exchange for services related to the acquisition of four projects.  A further 580,000 common shares were issued to Rose-Marie Couture, an independent film producer for services related to the acquisition of one film project. Mrs. Couture is the spouse of Philip M. Holmes and therefore an affiliate.  The aforementioned issuance was unanimously approved by the board of directors on January 31, 2009 and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.The related costs have been capitalized as film development costs on the balance sheet. The liability of $104,400 in total for the film projects was converted to 5,220,000 common shares based on the closing price for the common stock of $0.02 on the day of approval by the board, January 31, 2009.

During the financial year ending on April 30,2009 Ms. Rose-Marie Couture, an independent producer and spouse of the President and CEO Philip Holmes, was employed by the Company’s European subsidiary to develop the Company’s European slate of film projects. She received a total gross salary of approximately $28,600 during the period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The Company's independent registered public accounting firm for the fiscal year ended April 30, 2009 and 2008 was Haskell & White LLP.

During December 2008, the board of directors unanimously resolved to replace the Company’s former independent registered public accounting firm of Jaspers and Hall following the revocation of their registration by the PCAOB.

(a) Audit Fees.

For the fiscal years ended 2009 and 2008, the aggregate fees billed by Haskell & White LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $45,000 and $20,000 respectively.

(b) Audit-Related Fees.

For the fiscal years ended 2009 and 2008 Haskell & White LLP did not bill for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2009 and 2008, Haskell & White LLP did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2009 and 2008.

(d) All Other Fees.

None.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During fiscal 2009, all services were pre-approved in accordance with these procedures.

ITEM 15. Exhibits, Financial Statement Schedules

(a) Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 6, 2008)

3.3	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2008)

10.1	Purchase Contract entered into by and between the Company and ISBC GmbH, dated December 5, 2007. (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 27, 2007)

10.2	Loan Contract between the Registrant and Kings Road Entertainment Europe GmbH. (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on December 27, 2007)

10.3	Form of Indemnification Agreement (Incorporated by reference to the Form 8-K filed on February 22, 2008)

10.4
Settlement Agreement and Mutual General Release, effective as of June 25, 2008, by and among, King’s Road Entertainment, Inc., Philip Holmes, H. Martin DeFrank, Sloan Squared Ltd. and John Burnley. (Incorporated by reference to Exhibit 10.1 of the 8-K filed on July 18, 2008)

10.5
Stock Purchase Agreement, entered into as of June 25, 2008, by and between H. Martin DeFrank and King’s Road Entertainment, Inc. (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 18, 2008)

10.6
Stock Purchase Agreement, entered into as of June 25, 2008, by and between John Burnley and King’s Road Entertainment, Inc. (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 18, 2008)

10.7	Production Services Agreement (Incorporated by reference to the Form 8-K filed on August 4, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

/s/ Philip Holmes
Name: Philip Holmes Title: President and Chief Executive Officer

Dated: August 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2009.

Each person whose signature appears below constitutes and appoints Philip Holmes as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Philip Holmes
Philip Holmes	Chief Executive Officer, President, Principal Executive Officer, Principal Accounting Officer and Director

/s/ Robert Kainz
Robert Kainz	Chief Financial Officer and Secretary

/s/ Monika Nosic
Monika Nosic	Director

/s/ Branko Lustig
Branko Lustig	Director