Form 10-Q
period 2009-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2009-09-11
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2009
-OR-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

As of September 11, 2009, the registrant had 19,971,493 shares of common stock outstanding.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended July 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2009 AND APRIL 30, 2009

	July 31, 2009	April 30, 2009
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$104,647	$11,416
Accounts receivable, trade	2,697	0
Prepayments and other current assets	6,885	5,190
Total current assets	114,229	16,606

Other assets:
Film development costs, net (Note 4)	589,842	584,506
Total other assets	589,842	584,506

TOTAL ASSETS	$704,071	$601,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$159,087	$99,554
Accrued expenses	306,428	281,528
Stockholder loans	111,063	109,332
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	685,669	599,505

Non-current liabilities
Deferred revenue (Note 5)	545,454	589,411
Total non-current liabilities	545,454	589,411

Total liabilities	1,231,123	1,188,916

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 19,971,493 shares issued and outstanding at July 31, 2009 and 19,321,493 at April 30, 2009	199,714	193,214
Additional paid-in capital	25,970,141	25,876,641
Accumulated deficit	(26,696,337)	(26,657,734)
Accumulated other comprehensive income	(570)	75
Total stockholders’ equity (deficit)	(527,052)	(587,804)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$704,071	$601,112

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(unaudited)

	Three months ended July 31,
	2009	2008
REVENUES
Feature films	$63,789	$70,794
TOTAL REVENUE	63,789	70,794

OPERATING EXPENSES:
General and administrative	100,661	144,585
Total operating expenses	100,661	144,585

INCOME (LOSS) FROM OPERATIONS	(36,872)	(73,791)

OTHER INCOME (EXPENSE):
Interest expense	(1,731)	(355)
Total other income (expense)	(1,731)	(355)

INCOME (LOSS) BEFORE INCOME TAXES	(38,603)	(74,146)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(38,603)	$(74,146)

Net income (loss) per share – Basic & Diluted	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding during the period	19,335,623	10,617,362

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(unaudited)

	Three months ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(38,603)	$(74,146)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Accounts receivable, trade	(2,697)	(34)
Film development costs	(5,336)	(39,279)
Prepayments and other current assets	(1,695)	-
Accounts payable	59,533	65,394
Accrued expenses	24,900	(23,971)
Deferred revenue	(43,957)	(27,273)
NET CASH USED IN OPERATING ACTIVITIES	(7,855)	(99,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	100,000	-
Common stock repurchased for cash	-	(84,000)
Proceeds from stockholder loans	1,731	90,355
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,731	6,355

Foreign currency translation	(645)	(479)

NET CHANGE IN CASH AND CASH EQUIVALENTS	93,231	(93,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,416	149,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,647	$56,332

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of July 31, 2009

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc., and its wholly-owned subsidiaries (collectively, the "Company"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay-TV, network and syndicated television, on home video and in other ancillary media in the United States and all other countries and territories of the world. Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. The Company has theatrically released 17 additional pictures in the domestic market and released seven pictures directly to the domestic home video or pay television market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of the Company's management, all adjustments necessary to present fairly the Company's financial position at July 31, 2009 and April 30, 2009 and the results of operations and cash flows for the three month periods ending July 31, 2009 and 2008 have been included. All material inter-company activity and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at April 30, 2009 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 fiscal year-end.

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

The Company periodically reviews its capitalized film costs and where it determines that a property will not be used (i.e. will be disposed of) or where a date for production has not been set within 3 years from the time of the first capitalized transaction, a loss by a charge to the income statement is made where the carrying amount of the project exceeds its fair value.

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of July 31, 2009, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the three months ending July 31, 2009, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the period ending July 31, 2009 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

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

f. Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning May 1, 2008. The deferred provisions of SFAS 157 were effective for the Company’s fiscal year ending April 30, 2009. Adoption of this standard by the Company has not had a material impact on its financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard by the Company has not had a material impact on its financial position and results of operation.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008. Adoption of this standard by the Company has not had a material impact on its financial position and results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is effective for financial statements ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has adopted SFAS No. 165 beginning in the first quarter of fiscal 2010 and has evaluated subsequent events through September 11, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (SFAS No. 168). This statement establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of SFAS No. 168 will be applied prospectively beginning in the second quarter of fiscal 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

g. Earnings (Net Loss) Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share”, we calculate basic net loss per share using the weighted average number of common shares outstanding during the periods presented. We do not have any potentially dilutive common stock equivalents, such as options or warrants and we have not issued any preferred shares.

h. Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than the functional currency of U.S. Dollars are translated at exchange rates in effect at the balance sheet date. Foreign company assets and liabilities in foreign currencies are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date. Foreign company revenue and expense items are translated at the average exchange rate for the period. Unrealized gains or losses arising on the translation of the accounts of foreign companies are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

b. Accounts Receivable

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2009, the Company had a total of $2,697 in accounts receivable from one U.S. distributor.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method set forth in Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”) which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodical review of unamortized film costs resulted in no impairment during the three month period ending July 31, 2009.

At July 31, 2009, film development costs totaled $589,842 compared to $584,506 at April 30, 2009. The increase of $5,336 reflects the continued active development of the Company’s film development projects.

Subject to the closing of financing for the production budgets of three films, the Company expects to amortize approximately $240,000 of its film development costs during the next twelve months. This represents production of two complete movies and partial production of one further movie. The components of the Company’s film costs at July 31, 2009 relate entirely to movies in development for theatrical release.

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

NOTE 5 – LIABILITIES

Deferred Revenue

Deferred revenue represents the unamortized portion of royalty advances from distributors. The Company amortizes a royalty advance across the applicable period of each distribution agreement.  Current liabilities disclose the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. As of July 31, 2009 and April 30, 2009, the Company had deferred revenue totaling $654,545 and $698,502, respectively. The decrease is primarily due to the regular amortization of royalty advances but also includes amortization of $16,684 due to early termination of a distribution contract. The Company is following the guidelines of SOP 00-02 for film production and distribution (See Note 4).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $12,795 and $11,743 during the three months ended July 31, 2009 and 2008, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Stockholder Loans

As of July 31, 2009, the Company had borrowed the principal sum of $103,977 ($111,063 including accrued interest) from its two largest stockholders under the terms of an arrangement dated July 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Stockholder Loans”). The loans will bear interest at 3 % above the WSJ Prime Rate on the lending date. The rate will apply to the end of the next calendar quarter at which time the interest rate will be reset for the next calendar quarter by the same measure. The term of each loan will be for a maximum of one year from the end of the month in which the loan is made. At the end of this term, the Company will either repay the loan with interest or renegotiate the loan with the lending party. The lenders may require that the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower price at the day of lending or date of renewal upon default or failure to negotiate a mutual extension. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the statement of operations.  As of July 31, 2009 the accumulated interest for the loans totaled $7,086.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board unanimously resolved to extend and clarify the terms to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the loan at the 90 day rolling average stock price for transactions.  As the loans and accrued interest are convertible at the option of the lender, the Company has classified the stockholder loans as a current liability. Of the principal sum of $103,977 outstanding as of July 31, 2009, an amount of $90,000 plus accrued interest was due for re-negotiation according to the original terms and a 12 month extension of the loan term was agreed by the stockholders and the Company on July 31, 2009.

d. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of July 31, 2009, the Company was not involved in any litigation.

NOTE 7 - COMMON STOCK

At July 31, 2009, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 19,971,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2009, the Company had 50,000,000 authorized shares of which 19,321,493 were issued and outstanding. The following common stock transaction transpired in the three months ended July 31, 2009:

On July 26, 2009, the Company entered into a Securities Purchase Agreement (“Agreement”) with a European entity (“Investor”), for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The transaction closed on July 29, 2009. The investment was based on a price per common share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investor was introduced to the Company by ISBC GmbH, a German limited liability company managed by Philip Holmes and therefore an affiliate. The Company has agreed to compensate ISBC GmbH for its work involved in the successful introduction of the Investor with a flat fee of $5,000.

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

The Company also derives revenues from service production contracts. Third parties engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed. In a given accounting period, where a timing difference results in the cash received exceeding the actual work performed, the difference between the cash flows and the recognition of revenue is recorded as deferred revenue. Conversely, where work performed exceeds the payments received then the difference is recorded as accounts receivable.

NOTE 9 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at July 31, 2009, the Company has limited revenues and a deficit in working capital of $571,440 and has an accumulated deficit of approximately $26,697,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and is in the process of raising capital through equity-based investment instruments, which will provide funding for the development of future projects and operating expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended July 31, 2009 and July 31, 2008, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-K for the fiscal year ended April 30, 2009.

Results of Operations

The Three Months Ended July 31, 2009 vs. the Three Months Ended July 31, 2008
For the quarter ended July 31, 2009, operating revenues were $63,789 as compared to $70,794 for the quarter ended July 31, 2008. The decrease of $7,005 results primarily from a decrease in royalties from distribution of the Company's feature film library which was partially offset by an increase in the amortization of deferred revenue.  The Company has licensed its films to various third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue. Deferred revenue is the amortization of royalty advances from distributors across the period of each distribution agreement and is adjusted when applicable changes to an agreement are made. During the three month period ended July 31, 2009, the Company terminated a distribution agreement at which time $16,684 of related deferred revenue was amortized.

Operating expenses amounted to $100,661for the quarter ended July 31, 2009 as compared to $144,585 during the quarter ended July 31, 2008. This decrease of $43,924 is primarily due to a decrease in legal expenses of approximately $18,000 associated with the settlement of litigation during the calendar year 2008, a decrease in management and staff compensation of approximately $10,000, a decrease in accounting and audit fees of approximately $5,000, a decrease in consulting fees of approximately $4,000 and a decrease in travel expenses of approximately $5,000.

Interest expenses increased to $1,731 for the quarter ended July 31, 2009 as compared to $355 during the quarter ended July 31, 2008. The increase of $1,376 is primarily attributable to two factors: (i) The increase in the interest period as the loans were advanced in July 2008, and (ii) the increase in our outstanding debt from $90,000 to $111,063 (including accrued interest).

The Company had an operating loss of $38,603 for the quarter ended July 31, 2009 as compared to $74,146 for the quarter ended July 31, 2008. The decrease in operating loss of $35,543 results primarily from the decrease in operating costs which were only partially offset by the decrease in revenues described in the previous paragraphs.

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that picture generates any revenues. The Company's principal source of working capital during the three months ended July 31, 2009, was motion picture distribution and licensing income. Additionally, on July 29, 2009, the Company received $100,000 from an investor for the sale of 650,000 shares of common stock. In general, cash flows resulting from the distribution of the Company’s existing film library have declined and are expected to continue to decline over the long term. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. It is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. For this reason, the Company is developing new movies and seeking equity funding for these movies in order to fully implement its business planning as a movie production and distribution company. The Company anticipates that its films will primarily be financed by external sources including tax and location incentives, sales made in advance to distributors and TV companies as well as the receipt of minimum guarantee payments from sales companies. External financing will likely significantly reduce the equity required to fund the balance of the production budget as well as the inherent risk in movie financing. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as the hiring of creative personnel. The Company currently estimates that it requires a total of approximately $1 million to fully implement its business plan assuming that the budgets for initial projects are financed principally from external sources.

At July 31, 2009, the Company had cash of $104,647 as compared to $11,416 at April 30, 2009.  The Company’s increase in cash is primarily attributable to an equity investment of $100,000 on July 29, 2009 (refer to Note 7) partially offset by operating losses.

Contractual Obligations

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

The Company does not have, nor is it aware of, any other material contractual obligations.

Cautionary Note on Forward-Looking Statements

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

ITEM 4T. CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 and Rule 15d-15.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of July 31, 2009.

b. Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for our fiscal year ended April 30, 2009 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 11, 2009, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2009 the Company entered into a Securities Purchase Agreement with a European entity (“Investor”), for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The transaction closed on July 29, 2009. The investment was based on a price per common share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Investor was introduced to the Company by ISBC GmbH, a German limited liability company managed by Philip Holmes and therefore an affiliate. The Company has agreed to compensate ISBC GmbH for its work involved in the successful introduction of the Investor with a flat fee of $5,000.

The proceeds of the investment will be used for general working capital purposes.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: September 11, 2009	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer