Form 10-Q
period 2009-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2009-12-15
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

As of December 14, 2009, the registrant had 31,321,493 shares of common stock outstanding.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended October 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2009 AND APRIL 30, 2009

	October 31, 2009	April 30, 2009
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$18,013	$11,416
Accounts receivable, trade	10,097	0
Prepayments and other current assets	5,190	5,190
Total current assets	33,300	16,606

Other assets:
Film development costs, net (Note 4)	443,253	584,506
Total other assets	443,253	584,506

TOTAL ASSETS	$476,553	$601,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$134,189	$99,554
Accrued expenses	362,326	281,528
Stockholder loans	112,822	109,332
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	718,428	599,505

Non-current liabilities
Deferred revenue (Note 5)	518,182	589,411
Total non-current liabilities	518,182	589,411

Total liabilities	1,236,610	1,188,916

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 19,971,493 shares issued and outstanding at October 31, 2009 and 19,321,493 at April 30, 2009.	199,714	193,214
Preferred stock: 2,000,000 authorized at $0.01 par value; no shares issued and outstanding at October 31, 2009 and April 30, 2009.	-	-
Additional paid-in capital	25,970,141	25,876,641
Accumulated deficit	(26,928,458)	(26,657,734)
Accumulated other comprehensive income	(1,454)	75
Total stockholders’ deficit	(760,057)	(587,804)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$476,553	$601,112

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(unaudited)

	Three months ended October 31,
	2009	2008
REVENUES
Feature films	$92,348	$91,704
Service productions	-	37,000
TOTAL REVENUE	92,348	128,704

OPERATING EXPENSES:
General and administrative	170,131	128,634
Impairment of capitalized film costs	152,597	-
Project expenses	-	16,200
Total operating expenses	322,728	144,834

LOSS FROM OPERATIONS	(230,380)	(16,130)

OTHER INCOME (EXPENSE):
Interest income	21	-
Interest expense	(1,762)	(1,834)
Total other income (expense)	(1,741)	(1,834)

LOSS BEFORE INCOME TAXES	(232,121)	(17,964)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(232,121)	$(17,964)

Net loss per share – Basic & Diluted	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares outstanding during the period	19,971,493	9,956,493

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(unaudited)

	Six months ended October 31,
	2009	2008
REVENUES
Feature films	$156,137	$162,498
Service productions	-	37,000
TOTAL REVENUE	156,137	199,498

OPERATING EXPENSES:
General and administrative	270,792	273,219
Impairment of capitalized film costs	152,597	-
Project expenses	-	16,200
Total operating expenses	423,389	289,419

LOSS FROM OPERATIONS	(267,252)	(89,921)

OTHER INCOME (EXPENSE):
Interest income	21	-
Interest expense	(3,493)	(2,189)
Total other income (expense)	(3,472)	(2,189)

LOSS BEFORE INCOME TAXES	(270,724)	(92,110)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(270,724)	$(92,110)

Net loss per share – Basic & Diluted	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding during the period	19,653,558	10,286,928

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(unaudited)

	Six months ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,724)	$(92,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Impaired film development costs	152,597	-
Accrued shareholder interest payable	3,490	-
Change in operating assets and liabilities:
Accounts receivable, trade	(10,097)	27,235
Film development costs	(11,344)	(45,020)
Prepayments and other current assets	-	6,638
Accounts payable	34,635	72,553
Accrued expenses	80,798	(72,634)
Deferred revenue	(71,229)	(41,545)
NET CASH USED IN OPERATING ACTIVITIES	(91,874)	(144,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	100,000	-
Common stock repurchased for cash	-	(84,000)
Proceeds from stockholder loans	-	92,189
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	8,189

Foreign currency translation	(1,529)	5,914

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,597	(130,780)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,416	149,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,013	$18,985

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of October 31, 2009

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc., and its wholly-owned subsidiaries (collectively, the "Company"), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay-TV, network and syndicated television, on home video and in other ancillary media in the United States and all other countries and territories of the world. Incorporated in Delaware in 1980, the Company began active operations in January 1983 and released its first motion picture in 1984. The Company has theatrically released 17 additional pictures in the domestic market and released seven pictures directly to the domestic home video or pay television market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited consolidated financial statements as of and for the fiscal year ended April 30, 2009 have been prepared in accordance with generally accepted accounting principles in the United States of America. All material inter-company activity and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at April 30, 2009 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

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

Film development costs are expensed or capitalized in accordance with generally accepted accounting principles. The amortization of film and participation costs is calculated according to the individual-film-forecast-computation method, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

The Company periodically reviews its capitalized film costs and where it determines that a property will not be used (i.e. will be disposed of) or where a date for production has not been set within 3 years from the time of the first capitalized transaction, a loss by a charge to the income statement is made where the carrying amount of the project exceeds its fair value.

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of October 31, 2009, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the six month period ended October 31, 2009, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the six month period ended October 31, 2009 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

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

f. Newly Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (SFAS No. 168). This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. The Company has adopted SFAS No. 168 prospectively beginning in the second quarter of fiscal 2010, resulting in no impact on the Company’s consolidated financial statements.

g. Earnings (Net Loss) Per Share

In accordance with generally accepted accounting principles, we calculate basic net loss per share using the weighted average number of common shares outstanding during the periods presented. We do not have any potentially dilutive common stock equivalents, such as options or warrants and we have not issued any preferred shares.

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

b. Accounts Receivable

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2009, the Company had a total of $10,097 in accounts receivable. This amount had been collected by the date of this report.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred in accordance with generally accepted accounting principles. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodical review of unamortized film costs resulted in an impairment of $152,597during the three month period ending October 31, 2009. This amount comprised primarily of the impairment of one project in development where the Company decided not to renew the screenplay option.

Subject to the closing of financing for the production budgets of three films, the Company expects to amortize approximately $240,000 of its film development costs during the next twelve months. This represents production of two complete movies and partial production of one further movie. The components of the Company’s film costs at October 31, 2009 relate entirely to movies in development for theatrical release.

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

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents the unamortized portion of royalty advances from distributors. The Company amortizes a royalty advance across the applicable period of each distribution agreement.  Current liabilities disclose the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. As of October 31, 2009 and April 30, 2009, the Company had deferred revenue totaling $627,273 and $698,502, respectively. The decrease is primarily due to the regular amortization of royalty advances but also includes amortization of $16,684 due to early termination of a distribution contract.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive in Beverly Hills, California and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $13,689 and $13,873 during the three months ended October 31, 2009 and 2008, respectively and $26,484 and $25,616 during the six months ended October 31, 2009 and 2008, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Stockholder Loans

As of October 31, 2009, the Company had borrowed the principal sum of $103,977 ($112,822 including accrued interest) from its two largest stockholders, the Company’s Head of Production, Mr. Sven Ebeling and the Company’s President and CEO, Mr. Philip Holmes under the terms of an arrangement dated October 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Stockholder Loans”). The loans bear interest at an adjustable rate equal to 3% above the WSJ Prime Rate. The interest rate will be reset for each calendar quarter by the same measure. The term of each loan will be for a maximum of one year from the end of the month in which the loan is made. At the end of this term, the Company will either repay the loan with interest or renegotiate the loan with the lending party. The lenders may require that the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower price at the day of lending or date of renewal upon default or failure to negotiate a mutual extension. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the statement of operations.  As of October 31, 2009 the accumulated interest for the loans totaled $8,845.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board unanimously resolved to extend and clarify the terms to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the loan at the 90 day rolling average stock price for transactions.  As the loans and accrued interest are convertible at the option of the lender, the Company has classified the stockholder loans as a current liability. Of the principal sum of $103,977 outstanding as of October 31, 2009, an amount of $90,000 plus accrued interest was re-negotiated according to the original terms on July 31, 2009 between the stockholders and the Company resulting in a 12 month extension of the loan term through to July 31, 2010.

d. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of October 31, 2009, the Company was not involved in any litigation.

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 4, 2009, the Company paid ISBC GmbH, a German limited liability company managed by Philip Holmes, President and CEO of the Company and therefore an affiliate, a flat fee amount of $5,000 as compensation for its work and expenses incurred in the successful introduction of an equity transaction which closed on July 29, 2009 (see Note 8). On October 6, 2009, the Company reimbursed to ISBC GmbH an amount of approximately $5,000 within the conditions of a Service Agreement dated December 17, 2007.

On August 14, 2009 the Company compensated Mr. Sven Ebeling an amount of approximately $5,000 for production services relating to movies in development. Mr. Ebeling is Head of Production and beneficial shareholder of approximately 40% of the Company’s common stock and therefore an affiliate.  The production services arrangement between the Company and Mr. Ebeling, respectively his production company West Coast Pictures was published in an 8-K/A on August 4, 2008. On October 2, 2009 the Company reimbursed West Coast Pictures an amount of $5,000 for production overhead.

NOTE 8 - COMMON STOCK

At October 31, 2009, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 19,971,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2009, the Company had 50,000,000 authorized shares of which 19,321,493 were issued and outstanding. The following common stock transaction transpired in the six months ended October 31, 2009:

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

NOTE 9 – RECOGNITION OF REVENUES

Revenue from the sale or licensing of films is recognized in accordance generally accepted accounting principles. The Company’s revenues are derived primarily from distribution agreements in the US domestic market place and are amortized during the reporting period for which the revenue is applicable. Revenues derived from purchase option agreements are amortized over the period of the option granted. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, video-on-demand, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

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

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at October 31, 2009, the Company has limited revenues and a deficit in working capital of $685,128 and has an accumulated deficit of approximately $26,928,458. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and is in the process of raising capital through equity-based investment instruments, which is expected to provide funding for the development of future projects and operating expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended October 31, 2009 and October 31, 2008, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-K for the fiscal year ended April 30, 2009.

Results of Operations

The Three Months Ended October 31, 2009 vs. the Three Months Ended October 31, 2008
For the quarter ended October 31, 2009, operating revenues were $92,348 as compared to $128,704 for the quarter ended October 31, 2008. The decrease of $36,356 results primarily from no service production contracts in progress during the three month period ending on October 31, 2009.  Of the $92,348 revenue for the period, $38,310 was from non-recurring revenue representing a revenue adjustment by a distributor relating to prior periods.

Operating expenses amounted to $322,728 for the quarter ended October 31, 2009 as compared to $144,834 during the quarter ended October 31, 2008. This increase of approximately $178,000 is primarily due to an increase in the impairment of film development costs of approximately $153,000 due to the expiration of an option agreement and large project and consulting fees of approximately $60,000 which was partially offset by a decrease of project expenses of $16,200 and a decrease in travel and other expenses of approximately $18,800.

Interest expenses decreased to $1,762 for the quarter ended October 31, 2009 as compared to $1,834 during the quarter ended October 31, 2008. The decrease of $72 is primarily attributable to a reduction in the US Prime interest rate compared to the corresponding period. The prime rate is used to calculate the interest on shareholder loans.

The Company had a net loss of $232,121 for the quarter ended October 31, 2009 as compared to $17,964 for the quarter ended October 31, 2008. The increase in operating loss of $214,157 results primarily from the increase in the costs associated with the impairment of film assets which amounted to $152,597 and an increase in consulting fees of approximately $60,000 for the period.

The Six Months Ended October 31, 2009 vs. the Six Months Ended October 31, 2008
For the six months ended October 31, 2009, operating revenues were $156,137 as compared to $199,498 for the six months ended October 31, 2008. The decrease of $43,361 results primarily from decreased revenue from service productions amounting to $37,000 during the period. Of the $156,137 revenue for the period, $38,310 was from non-recurring revenue representing a revenue adjustment by a distributor relating to prior periods.

Costs and expenses amounted to $423,389 for the six months ended October 31, 2009 as compared to $289,419 during the six months ended October 31, 2008. This increase of approximately $134,000 is primarily due to an increase in the impairment of film development costs of approximately $153,000 and an increase in consulting fees of approximately $60,000 which was partially offset by a decrease in project expenses of $16,200, a decrease in salaries of approximately $38,000 and a decrease in travel and other expenses of approximately $25,000.

The Company had a net loss of $270,724 for the six months ended October 31, 2009 as compared to a net loss of $92,110 for the six months ended October 31, 2008. This increase in net loss of $178,614 resulted primarily from the decrease in revenues, the impairment of certain capitalized film development expenses, an increase in consulting fees partially offset by decreases in travel, professional and project expenses.

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that picture generates any revenues. The Company's principal source of working capital during the three months ended October 31, 2009, was motion picture distribution and licensing income. Additionally, on July 29, 2009, the Company received $100,000 from an investor for the sale of 650,000 shares of common stock. In general, cash flows resulting from the distribution of the Company’s existing film library have declined and are expected to continue to decline over the long term. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. It is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. For this reason, the Company is developing new movies and seeking equity funding for these movies in order to fully implement its business planning as a movie production and distribution company. The Company anticipates that its films will primarily be financed by external sources including tax and location incentives, sales made in advance to distributors and TV companies as well as the receipt of minimum guarantee payments from sales companies. External financing will likely significantly reduce the equity required to fund the balance of the production budget as well as the inherent risk in movie financing. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as the hiring of creative personnel. The Company currently estimates that it requires a total of approximately $1 million to fully implement its business plan assuming that the budgets for initial projects are financed principally from external sources.

At October 31, 2009, the Company had cash of $18,013 as compared to $11,416 at April 30, 2009.  The increase in the Company’s cash is primarily attributable to an equity investment of $100,000 on July 29, 2009 (refer to Note 7 of the accompanying financial statements) partially offset by operating losses.

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of October 31, 2009.

b. Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for our fiscal year ended April 30, 2009 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 14, 2009, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

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

On December 11, 2009 Ms. Monika Nosic and Mr. Branko Lustig resigned from the Board of Directors. On December 12, 2009, the Board of Directors appointed Mr. Sven Ebeling, the Company’s Head of Production, and Mr. Bekim Zemoski, a management consultant to fill the vacancies with immediate effect.

On December 12, 2009 the Board of Directors agreed to issue common 8,650,000 shares of common stock in exchange for $86,500 of debt owed to DE-INVEST. The exchange was based on the closing price of the common stock on December 11, 2009 of $0.01 per share on the Pink Sheets. DE-INVEST is a Company controlled by Mr. Bekim Zemoski and therefore an affiliate.

On December 12, 2009 the Board of Directors agreed to award a bonus to Ms. Rose-Mare Couture of 2,300,000 shares of common stock in recognition of her work in the German subsidiary in film development and management consulting services. Ms. Couture is the spouse of the President and CEO of the Company and therefore an affiliate.

On December 12, 2009 the Board of Directors agreed to compensate the departing Board Members, Ms. Monika Nosic and Mr. Branko Lustig, for their services each with an award of 200,000 shares of common stock in the Company. Both parties are affiliated with West Coast Pictures, a company controlled and managed by Mr. Sven Ebeling, the Company’s Head of Production.

On December 12, 2009 the Board of Directors amended the bylaws of the Company effective as of December 12, 2009.  Set forth below is a summary of the amendments to the bylaws:

ARTICLE II Section 6 (d):
 Clarified that the approval of the holders of a majority of the outstanding shares is required to approve resolutions.

ARTICLE III Section 4 (a)
Changed to permit special meetings of the Board of Directors to be held at locations permitting remote participation of Board members utilizing tele- and videoconferencing capabilities, if necessary.

ARTICLE III Section 7 (c) and, new (d)
Changed the Board of Directors authorization threshold for transactions with interested parties from a 75% majority vote to a 75% majority vote AND a majority approval of the disinterested directors.

ARTICLE III Section 10
Permits a majority of shareholders to remove directors at a special meeting of shareholders.
.
ARTICLE IV Section 3
Requires that officers elected by the Board of Directors be suitably qualified.

ARTICLE IX Section 2
Requires shareholder ratification of any amendment to the bylaws that alter the authority or ability of the shareholders to take action.

The foregoing summary is qualified by reference to the Amended and Restated Bylaws set forth in Exhibit 3.1.

On December 12, 2009, the Board of Directors also amended the resolutions from July 15, 2008, as amended on  July 22, 2009, to stipulate that:
(a) the arrangements therein only applies to existing shareholder loans and existing suppliers who have committed their services in awareness of such an arrangement as of the date of the resolution, and
(b) conversions of shareholder loans into common shares may only be demanded to the extent that common shares are available and authorized for issuance by the Company, and that the minimum conversion value per share be the par value of the common shares.

On December 12, 2009, the Board of Directors adopted a Code of Conduct and Ethics for all employees, officers and directors, which is set forth in Exhibit 14.  The Code of Conduct and Ethics is available on the Company’s website at www.kingsroadentertainment.net.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws

14	Code of Conduct and Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: December 14, 2009	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer