Form 10-Q
period 2010-01-31
KINGS ROAD ENTERTAINMENT INC
filed 2010-03-22
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

As of March 17, 2010, the registrant had 31,321,493 shares of common stock outstanding.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
QUARTER ENDED JANUARY 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2010 AND APRIL 30, 2009

	January 31, 2010	April 30, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,512	$11,416
Accounts receivable, trade	14,370	-
Prepayments and other current assets	5,190	5,190
Total current assets	25,072	16,606

Other assets:
Film development costs, net (Note 4)	442,823	584,506
Total other assets	442,823	584,506

TOTAL ASSETS	$467,895	$601,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$146,931	$99,554
Accrued expenses	300,195	281,528
Stockholder loans	117,545	109,332
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	673,762	599,505

Non-current liabilities
Deferred revenue (Note 5)	490,909	589,411
Total non-current liabilities	490,909	589,411

Total liabilities	1,164,671	1,188,916

Stockholders’ deficit:
Common stock; 50,000,000 shares authorized at $0.01 par value; 31,321,493 shares issued and outstanding at January 31, 2010 and 19,321,493 at April 30, 2009.	313,214	193,214
Preferred stock: 2,000,000 authorized at $0.01 par value; no shares issued and outstanding at January 31, 2010 and April 30, 2009.	-	-
Additional paid-in capital	25,970,141	25,876,641
Accumulated deficit	(26,979,777)	(26,657,734)
Accumulated other comprehensive income (loss)	(354)	75
Total stockholders’ deficit	(696,776)	(587,804)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$467,895	$601,112

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	Three Months Ended January 31,
	2010	2009
REVENUE:
Feature films	$60,458	$84,617
Service productions	-	48,000
TOTAL REVENUE	60,458	132,617

OPERATING EXPENSES:
General and administrative	102,565	150,616
Project expenses	-	18,800
Total operating expenses	102,565	169,416

LOSS FROM OPERATIONS	(42,107)	(36,799)

OTHER INCOME (EXPENSE):
Interest income	102	-
Interest expense	(9,314)	(1,540)
Total other income (expense)	(9,212)	(1,540)

LOSS BEFORE INCOME TAXES	(51,319)	(38,339)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(51,319)	$(38,339)

Net loss per share – Basic & Diluted	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding during the period	26,139,971	9,956,493

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	Nine Months Ended January 31,
	2010	2009
REVENUE:
Feature films	$216,595	$247,115
Service productions	-	85,000
TOTAL REVENUE	216,595	332,115

OPERATING EXPENSES:
General and administrative	373,357	423,835
Impairment of capitalized film costs	152,597	-
Project expenses	-	35,000
Total operating expenses	525,954	458,835

LOSS FROM OPERATIONS	(309,359)	(126,720)

OTHER INCOME (EXPENSE):
Interest income	123	-
Interest expense	(12,807)	(3,729)
Total other income (expense)	(12,684)	(3,729)

LOSS BEFORE INCOME TAXES	(322,043)	(130,449)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(322,043)	$(130,449)

Net loss per share – Basic & Diluted	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding during the period	21,815,696	10,176,783

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Unaudited)

	Nine Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss	$(322,043)	$(130,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	113,500	-
Impaired film development costs	152,597	-
Accrued shareholder interest payable	5,313
Change in operating assets and liabilities:
Accounts receivable, trade	(14,370)	17,000
Film development costs	(10,914)	(49,400)
Prepayments and other current assets	-	8,804
Accounts payable	47,377	124,228
Accrued expenses	18,667	(50,979)
Deferred revenue	(98,502	(81,818)
NET CASH USED IN OPERATING ACTIVITIES	(108,375)	(162,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	100,000	-
Common stock repurchased for cash		(84,000)
Proceeds from stockholder loans	2,900	107,682
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,900	23,682

Foreign currency translation	(429)	132

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,904)	(138,800)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,416	149,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,512	10,965

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of January 31, 2010

NOTE 1 – NATURE OF OPERATIONS

Kings Road Entertainment, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay-TV, network and syndicated television, on home video and in other ancillary media in the United States and all other foreign countries and territories. Incorporated in Delaware in 1980, the Company began active operations in January 1983 and released its first motion picture in 1984. The Company has theatrically released 17 additional pictures in the domestic market and released seven pictures directly to the domestic home video or pay television market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation and therefore should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year-ended April 30, 2009. Results for the interim period are not necessarily indicative of results that may be achieved for the entire year or for any other period.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 fiscal year-end.

c. Amortization

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

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of January 31, 2010, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the nine month period ended January 31, 2010, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the nine month period ended January 31, 2010 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

e. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Newly Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new standards for financial reporting purposes in its Form 10-Q filing for the quarter ended July 31, 2009. As the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial statements.

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

g. Net Loss Per Share

In accordance with generally accepted accounting principles, the Company calculates basic net loss per share using the weighted average number of common shares outstanding during the periods presented. The Company does not have any potentially dilutive common stock equivalents, such as options or warrants. Additionally, no shares of preferred stock have been issued.

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

NOTE 3 – CURRENT ASSETS

a. Cash and Cash Equivalents

Cash equivalents consist of cash on hand and cash on deposit at financial institutions. For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at financial institutions that are federally insured. However, at times, these balances could exceed federally insured limits. The Company had no cash equivalents as of January 31, 2010 or April 30, 2009.

b. Accounts Receivable

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of January 31, 2010, the Company had a total of $14,370 in accounts receivable, of which $14,110 had been collected by the date of this report.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred in accordance with U.S. GAAP. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodical review of unamortized film costs resulted in an impairment of $152,597 during the nine month period ended January 31, 2010 resulting in film development costs of $ 442,823. The impaired amount comprised primarily of one project in development where the Company decided not to renew the screenplay option.

Subject to the closing of financing for the production budgets of three films, the Company expects to amortize approximately $240,000 of its film development costs during the next twelve months. This represents production of two complete movies and partial production of one further movie. The components of the Company’s film costs at January 31, 2010 relate entirely to movies in development for theatrical release.

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

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents the unamortized portion of royalty advances from distributors. The Company amortizes a royalty advance across the applicable period of each distribution agreement.  The amount expected to be amortized during the subsequent 12 month period is disclosed under current liabilities and the balance is disclosed as a non-current liability. As of January 31, 2010 and April 30, 2009, the Company had deferred revenue totaling $600,000 and $698,502, respectively. The decrease is primarily due to the regular amortization of royalty advances.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive in Beverly Hills, California and additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $13,454 and $13,983 during the three months ended January 31, 2010 and 2009, respectively and $39,938 and $37,236 during the nine months ended January 31, 2010 and 2009, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Other Matters

The Company is currently investigating allegations concerning one or more usurpations of corporate opportunities by a board member. As of the date of this report, management cannot estimate the potential impact of the outcome of this investigation and accordingly, no related amounts have been provided for in the accompanying financial statements.

d. Stockholder Loans

As of January 31, 2010, the Company had borrowed the principal sum of $106,877 ($117,545 including accrued interest) from its two largest stockholders, the Company’s Head of Production, Mr. Sven Ebeling and the Company’s President and CEO, Mr. Philip Holmes under the terms of an arrangement dated October 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Loan” or “Loans”). The Loans bear interest at an adjustable rate equal to 3% above the WSJ Prime Rate which interest rate is res et quarterly. The term of each Loan will be for a maximum of one year from the end of the month in which the Loan is made. At the end of this term, the Company will either repay the Loan with interest or renegotiate the Loan with the lending party. Upon default or failure to negotiate a mutual extension, the lenders may require the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower of the trading price at the day of lending or date of renewal. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the Statement of Operations.  As of January 31, 2010 the accumulated interest for the loans totaled $10,668.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board of directors unanimously resolved to extend and clarify the terms under which Loans may be made to the Company to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the Loan at the 90 day rolling average stock price as quoted on the Pink Sheets.  As the Loans and accrued interest are convertible at the option of the lenders, the Company has classified the Loans as a current liability. Of the principal sum of $106,877 outstanding as of January 31, 2010, an amount of $90,000 plus accrued interest was re-negotiated according to the original terms on July 31, 2009 between the stockholders and the Company resulting in a 12 month extension of the Loan term through to July 31, 2010.

e. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of January 31, 2010, the Company was not involved in any litigation the result of which would have a material impact on its operations or financial statements.

NOTE 7 - COMMON STOCK

At January 31, 2010, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 31,321,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2009, the Company had 50,000,000 authorized shares of which 19,321,493 were issued and outstanding. The following common stock transactions transpired in the nine months ended January 31, 2010:

On July 26, 2009, the Company entered into a Securities Purchase Agreement (“Agreement”) with DEUMAK, a German company controlled by Mr. Bekim Zemoski, for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The transaction closed on July 29, 2009. The investment was based on a price per share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Mr. Bekim Zemoski was appointed to the board of directors of the Company on December 12, 2009 and is therefore an affiliate.

On December 12, 2009 the board of directors agreed to issue 8,650,000 shares of common stock in settlement of a liability for services amounting to $86,500 owed to DE-INVEST, a Macedonian company. The exchange was based on the closing price of the common stock on December 11, 2009 of $0.01 per share on the Pink Sheets. DE-INVEST is controlled by Mr. Bekim Zemoski who was appointed to the board of directors on December 12, 2009 and is therefore an affiliate.

On December 12, 2009 the board of directors agreed to award a bonus to Ms. Rose-Marie Couture of 2,300,000 shares of common stock in recognition of her work in the Company’s German subsidiary in film development and management consulting services. Ms. Couture is the spouse of the President and CEO of the Company and is therefore an affiliate. The value of the transaction of $23,000 was based on the closing price for the common stock of $0.01 as quoted on the Pink Sheets on the day of the transaction and the total value of $23,000 is included in operating expenses on the statement of operations for that period. On the day of the transaction, the 90 day rolling average price for the stock as quoted on the Pink Sheets was below the par value of the stock and therefore not used to evaluate the transaction.

On December 12, 2009 the board of directors agreed to compensate the departing members of the board of directors, Ms. Monika Nosic and Mr. Branko Lustig, for their services each with an award of 200,000 shares of common stock in the Company. Both parties are affiliated with West Coast Pictures, a company controlled and managed by Mr. Sven Ebeling, the Company’s Head of Production. The total value of the transaction of $4,000 was based on the closing price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $4,000 is included in operating expenses on the Statement of Operations for that period. On the day of the transaction, the 90 day rolling average price for the stock as quoted on the Pink Sheets was below the par value of the stock and therefore not used to evaluate the transaction.

NOTE 8 – RECOGNITION OF REVENUES

Revenue from the sale or licensing of films is recognized in accordance with U.S. GAAP. The Company’s revenues are derived primarily from distribution agreements in the U.S. domestic market place and are amortized during the reporting period for which the revenue is applicable. Revenues derived from purchase option agreements are amortized over the term of the option. Revenues from theatrical exhibition are recognized on the dates of exhibition. Revenues from international, home video, video-on-demand, television and pay-television license agreements are recognized when the license period begins and the film is available for exhibition or exploitation pursuant to the terms of the applicable license agreement. Once complete, a typical film will generally be made available for licensing as follows:

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

The Company also derives revenues from service production contracts. Third parties engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed. In a given period, where a timing difference results in the cash received exceeding the actual work performed, the difference between the cash flows and the recognition of revenue is recorded as deferred revenue. Conversely, where work performed exceeds the payments received, then the difference is recorded as accounts receivable.

NOTE 9 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at January 31, 2010, the Company has limited revenues and a deficit in working capital of $648,690 and has an accumulated deficit of approximately $26,979,777. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain operations that historically produced negative cash flow and is attempting to raise capital through equity-based investment instruments in order to provide funding for the development of future projects and operating expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended January 31, 2010 and January 31, 2009, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-K for the fiscal year ended April 30, 2009.

Results of Operations

Three Months Ended January 31, 2010 vs. the Three Months Ended January 31, 2009
For the quarter ended January 31, 2010, operating revenues were $60,458 as compared to $132,617 for the quarter ended January 31, 2009. The decrease of $72,159 results primarily from the lack of service production contracts in progress during the three month period ended on January 31, 2010.  A major part of the Company’s revenue is derived from royalties earned from the distribution of the Company’s existing library. Revenues from distribution agreements are unpredictable and depend largely on the distributors’ activities and consumer demand, both of which are beyond the Company’s influence.

Operating expenses amounted to $102,565 for the quarter ended January 31, 2010 as compared to $169,416 during the quarter ended January 31, 2009. This decrease of approximately $66,851 is primarily due to a reduction in project expenses of $18,800 and a reduction in salaries, bonuses and other personnel related expenses of approximately $70,000 which was partially offset by an increase in professional fees of approximately $23,000.

Interest expenses increased to $9,314 for the quarter ended January 31, 2010 as compared to $1,540 during the quarter ended January 31, 2009. The increase of $7,774 is primarily attributable to the inclusion of interest considerations in settlement negotiations of long term debt amounting to $7,481 of which $6,878 was a non-recurring expense during the three month period ended January 31, 2010.

The Company had a net loss of $51,319 for the quarter ended January 31, 2010 as compared to $38,339 for the quarter ended January 31, 2009. The increase in operating loss of $12,980 results primarily from a decrease in revenues and increase in interest charges, partially offset by a decrease in operating expenses.

Nine Months Ended January 31, 2010 vs. the Nine Months Ended January 31, 2009
For the nine months ended January 31, 2010, operating revenues were $216,595 as compared to $332,115 for the nine months ended January 31, 2009. The decrease of $115,520 results primarily from decreased revenue from service productions amounting to $85,000 during the period. Of the $216,595 revenue for the period, $38,310 was from non-recurring revenue representing a revenue adjustment by a distributor relating to prior periods. A major part of the Company’s revenue is derived from royalties earned from the distribution of the Company’s existing library. Revenues from distribution agreements are unpredictable and depend largely on the distributors’ activities and consumer demand, both of which are beyond the Company’s influence.

Operating expenses amounted to $525,954 for the nine months ended January 31, 2010 as compared to $458,835 during the nine months ended January 31, 2009. This increase of approximately $67,119 is primarily due to an increase in the impairment of film development costs of approximately $153,000 and an increase in professional fees of approximately $60,000 which was partially offset by a decrease in project expenses of $35,000, a decrease in sales expenses of approximately $20,000, a decrease in salaries, bonus and other personnel related expense of approximately $70,000 and a decrease in travel and other expenses of approximately $24,000.

The Company had a net loss of $322,043 for the nine months ended January 31, 2010 as compared to a net loss of $130,449 for the nine months ended January 31, 2009. This increase in net loss of $191,594 resulted primarily from the decrease in revenues, the impairment of certain capitalized film development expenses, an increase in consulting fees partially offset by decreases in travel, professional fees, personnel related expense as well as project and sales expenses.

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that picture generates any revenues. The Company's principal source of working capital during the three month and nine month periods ended January 31, 2010, was motion picture distribution and licensing income. Additionally, on July 29, 2009, the Company received $100,000 from an investor for the sale of 650,000 shares of common stock. In general, cash flows resulting from the distribution of the Company’s existing film library have declined and are expected to continue to decline over the long term as the library gets older. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. It is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. For this reason, the Company is developing new screenplays and seeking equity funding for the production of new movies in order to fully implement its business planning as a movie production and distribution company. The Company anticipates that its films will primarily be financed by external sources including tax and location incentives, sales made in advance to distributors and TV companies as well as the receipt of minimum guarantee payments from sales companies. If external financing is obtained, it will likely reduce the equity required to fund the balance of the production budget as well as the inherent risk in movie financing. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as the hiring of creative personnel. The Company currently estimates that it requires a total of approximately $1 million to fully implement its business plan assuming that the budgets for initial projects are financed principally from external sources.

At January 31, 2010, the Company had cash of $5,512 as compared to $11,416 at April 30, 2009.  The decrease in the Company’s cash is primarily attributable to operating expenses exceeding cash revenues over the period. In an attempt to mitigate this, the Company has issued common shares of the Company’s stock in exchange for debt (refer NOTE 7) and restructured certain liabilities resulting in an increase in interest charges as described above in the Results of Operations.

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of January 31, 2010. We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for our fiscal year ended April 30, 2009 and those deficiencies have not yet been remediated by us.  This is due to deficiencies in working capital that have prevented the hiring of additional staff which would enable a segregation of duties and introduction of effective internal controls and other improvements.

b. Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 17, 2010, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 12, 2009 the board of directors agreed to issue 8,650,000 shares of common stock in settlement of a liability for services amounting to $86,500 owed to DE-INVEST, a Macedonian company. The exchange was based on the closing price of the common stock on December 11, 2009 of $0.01 per share on the Pink Sheets. DE-INVEST is controlled by Mr. Bekim Zemoski who was appointed to the board of directors on December 12, 2009 and is therefore an affiliate.

On December 12, 2009 the board of directors agreed to award a bonus to Ms. Rose-Marie Couture of 2,300,000 shares of common stock in recognition of her work in the Company’s German subsidiary in film development and management consulting services. Ms. Couture is the spouse of the President and CEO of the Company and is therefore an affiliate. The value of the transaction of $23,000 was based on the closing price for the common stock of $0.01as quoted on the Pink Sheets on the day of the transaction and the total value of $23,000 is included in operating expenses on the statement of operations for that period. On the day of the transaction, the 90 day rolling average price for the stock as quoted on the Pink Sheets was below the par value of the stock and therefore not used to evaluate the transaction.

On December 12, 2009 the board of directors agreed to compensate the departing members of the board of directors, Ms. Monika Nosic and Mr. Branko Lustig, for their services each with an award of 200,000 shares of common stock in the Company. Both parties are affiliated with West Coast Pictures, a company controlled and managed by Mr. Sven Ebeling, the Company’s Head of Production. The total value of the transaction of $4,000 was based on the closing price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $4,000 is included in operating expenses on the Statement of Operations for that period. On the day of the transaction, the 90 day rolling average price for the stock as quoted on the Pink Sheets was below the par value of the stock and therefore not used to evaluate the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company is currently investigating allegations concerning one or more usurpations of corporate opportunities by a board member.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: March 22, 2010	By:	/s/ Philip Holmes
Philip Holmes, Chief Executive Officer