Form 10-K
period 2010-04-30
KINGS ROAD ENTERTAINMENT INC
filed 2011-03-31
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-14234

KINGS ROAD ENTERTAINMENT, INC.
(Exact Name of Registrant in Its Charter)

Delaware	95-3587522
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

468 N. Camden Drive
Beverly Hills, California 90210
(Address of principal executive offices)

310-278-9975
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.01 par value)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer   ☐  Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of October 31, 2009 was 19,971,493 and their aggregate market value on this date was approximately $1,997 and the aggregate market value of the voting and non-voting common stock held by non-affiliates as of October 31, 2009 was approximately $450 using the most recent transaction price per share of $0.0001 as reported on the Pink Sheets as of October 31, 2009.

The number of shares of the registrant’s common stock as of March 29, 2011 was 31,321,493.

Kings Road Entertainment, Inc.
Annual Report on Form 10-K
For the Year Ended April 30, 2010

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

PART I.

ITEM 1. Business

Overview

Kings Road Entertainment, Inc., and its wholly-owned subsidiaries (collectively, the “Company”), has been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay-TV, network and syndicated television, on home video and in other ancillary media in the United States and all other countries and territories of the world.  The Company, incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. In total, the Company has theatrically released 18 pictures in the domestic market and released seven pictures directly to the domestic home video or pay television market.

The Company has not produced any new feature films since April 30, 1996. Subsequent to 1996, the Company has derived its revenues almost exclusively from the exploitation of feature films that the Company produced prior to 1996. Until the last calendar quarter of 2007, the Company’s production activity  primarily focused on exploiting the value of its film library by marketing options and rights for the production and distribution of prequels, sequels, and remakes of movies within its film library. Since November 2007, the Company has acquired options to develop new original screenplays and has been developing these together with its existing library of rights and screenplays in order to prepare a slate of film properties that can be produced over the next three to five years. The production of these movies would be  expected to generate revenues for the Company from remake rights, producer fees and back-end participations. The Company has focused primarily on projects designed to  generate high production value on a budget range of $3-15 million in order to attract third party financing and subsequently achieve commercial success.

The Company’s wholly-owned subsidiaries, Ticker, Inc., (a California corporation), and Big Easy II Film, LLC (a California limited liability corporation), were inactive during the year ended April 30, 2010.  On December 5, 2007, the Company incorporated and commenced operations of Kings Road Entertainment Europe GmbH, a wholly owned subsidiary in Germany, to facilitate international co-productions. The consolidated financial statements include those of the Company and its subsidiaries.

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

The Company’s movie production strategy has been to produce quality films at the lowest possible cost by avoiding the overhead of major studios and engaging staff only when needed. As of April 30, 2010, the Company had produced (or co-produced) 25 feature films, 18 of which were theatrically released in the domestic market, and seven of which were released directly to video or pay television in the domestic market, as follows:

Title	Principal Cast	Release Date
All of Me	Steve Martin, Lily Tomlin	September 1984
Creator	Peter O’Toole, Mariel Hemingway	September 1985
Enemy Mine	Dennis Quaid, Louis Gossett, Jr.	December 1985
The Best of Times	Robin Williams, Kurt Russell	January 1986
Touch & Go	Michael Keaton, Maria Conchita Alonso	August 1986
Morgan Stewart’s Coming Home	Jon Cryer, Lynn Redgrave	February 1987
The Big Easy	Dennis Quaid, Ellen Barkin	August 1987
In the Mood	Patrick Dempsey, Beverly D’Angelo	September 1987
Rent-A-Cop	Burt Reynolds, Liza Minelli	January 1988
The Night Before	Keanu Reeves, Lori Louglin	March 1988
My Best Friend is a Vampire	Robert Sean Leonard, Cheryl Pollack	May 1988
Jacknife	Robert DeNiro, Ed Harris	March 1989
Time Flies When You’re Alive	Paul Linke	July 1989
Kickboxer	Jean Claude Van Damme	August 1989
Homer & Eddie	Whoopi Goldberg, James Belushi	December 1989
Blood of Heroes	Rutger Hauer, Joan Chen	February 1990
Kickboxer II	Sasha Mitchell, Peter Boyle	June 1991
Kickboxer III	Sasha Mitchell	June 1992
Paydirt	Jeff Daniels, Catherine O’Hara	August 1992
Knights	Kris Kristofferson, Kathy Long	November 1993
Brainsmasher	Andrew Dice Clay, Teri Hatcher	November 1993
Kickboxer IV	Sasha Mitchell	July 1994
The Stranger	Kathy Long	March 1995
The Redemption	Mark DaCascos	August 1995
The Haunted Heart	Dianne Ladd, Olympia Dukakis	January 1996

The Company also has profit participation in the following theatrical film releases:

●	Slap Shot (1977). Starring Paul Newman and Michael Ontkean. Directed by George Roy Hill (Director of “Butch Cassidy and the Sundance Kid”).

●	Fast Break (1979). Starring Gabe Kaplan.

●	Little Darlings (1980). Starring Tatum O’Neal, Kristy McNichol and Matt Dillon.

●	Ticker (2001) Starring Steven Seagal, Tom Sizemore and Dennis Hopper.

The Company’s existing film library has been its major asset for a number of years. Virtually all of the Company’s current revenues are, and in the last five years have been, derived from licensing movie rights to the home video/DVD market and the free and pay television markets. The Company has not produced any of its own films since 1996 but is currently developing several projects including remakes and sequels to a number of films in its library as well as new original screenplays.

The Motion Picture Industry

Overview. According to the numbers compiled by the Motion Picture Association of America, theatrical revenues for the United States and Canada in 2010 were relatively unchanged from 2009 at approximately $10.6 billion.  Theatrical revenues for the United States and Canada in 2010 derived from 3-D viewings were approximately $2.2 billion, approximately double that of 2009.  Worldwide box office gross for 2010 was $31.8 billion, up 8% from 2009.

Competition.  The motion picture industry is highly competitive. The Company faces intense competition from major motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for feature film projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with feature films produced by the Company. Major studios, such as NBC Universal, Paramount Pictures, Sony Pictures Entertainment Inc., Twentieth Century Fox Film Corporation, Walt Disney Studios Motion Pictures and Warner Bros. Entertainment Inc., have historically dominated the motion picture industry. The “major studios” have recently encountered significant competition from smaller studios such as DreamWorks Animation SKG, Lions Gate Films and Metro-Goldwyn-Mayer Studios.  Additionally smaller and “independent” production companies have gained market share and industry acceptance. Presently, the Company is a relatively small entity that is in competition with many companies that are larger and significantly better capitalized.

Product Life Cycle.  Generally, a motion picture’s life cycle as a product begins with a theatrical release before being available on home video, cable, pay television or syndicated or free television channels. Many motion pictures never achieve a theatrical release and some never become available to the home video/DVD market. After an initial release to theaters, movie producers often seek to release their films in exclusive windows in secondary markets, including the home video, cable/pay television or syndicated/free television markets. The longevity and success of a film property is usually a function of its initial success in theaters, but those revenues generally decline over time. The value of older films may be enhanced through the production of prequels, sequels, and remakes. Additionally, a proliferation of new media, such as on-line viewing, mobile phone applications and conversions to 3-D are offering new and, in some cases, substantively different ways to exploit the older films.

Development

Development activities are a fundamental building block to the Company’s future financial success. The existing properties, which the Company owns and exploits through prequels, sequels, and remakes, are among the Company’s most valuable assets. In connection with  the equity investment in the Company in December 2007 of West Coast Pictures, LLC (“WCP”), the Company acquired the rights to participate in the production revenues of five of WCP’s movie projects in various stages of development. The Company also appointed the principal of WCP, Sven Ebeling, as its Head of Production.  On December 20, 2010 Mr. Ebeling was terminated as Head of Production and the Production Services Agreement with WCP was terminated.

The development process is systematic, starting with identification of a commercially viable story and its development into a compelling screenplay. Subsequently, key production staff can be attracted and the project can be packaged and financed.

Strategy

The Company licenses rights in its film library to distributors for the home video/DVD market, and both the free and pay television markets. Additionally, the Company seeks to enhance and protect the value of its film library through the development of prequels, sequels, and remakes to those library assets and to identify new movie projects for production and distribution. The Company’s production strategy is based on identifying the best possible assets for development within the target budget range and reducing the equity requirements for the production of the movie through innovative financial packaging  utilizing tax and location incentives, pre-sales of rights to territories, minimum guarantees from distributors and deferrals. The wide range of genres of projects in development permits the Company to adapt to market and consumer shifts in demand.

Financing Strategy

The Company’s financing strategy consists of fully financing its films by, for example, obtaining advances and guarantees from the licensing of distribution rights in those pictures, sourcing creative elements of the movie or its production in territories that offer subsidies or incentives, or negotiating deferrals from talent or service providers and thereby minimizing the remaining portion of equity required.  Once fully financed, the Company can earn fees for its development and production services, in addition to generating contingent compensation based on the success of a film. The Company may also finance a portion of the cost of a film using internally generated funds or debt financing.

Production Strategy

The Company intends to engage seasoned industry professionals on an “as-needed” basis to produce its projects at the lowest possible cost consistent with the quality that it seeks to achieve. The Company avoids the substantial overhead of major studios by maintaining a small staff, renting production facilities, and engaging production crews only as required.

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

Home Video - Distribution into the home video market has occurred by licensing the home video rights for the Company’s pictures to video distributors who, in turn sell DVDs to video retailers that rent or sell DVDs to consumers. Video on Demand and various on-line or through the mail subscription services such as Netflix  have also become significant factors in the home video market and,  as these technologies becomes more readily available, we expect to see on-line purchases and uses related to mobile phones or digital tablets become important sources of revenue.

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

Personnel

As of April 30, 2010, the Company had two officers and utilized the services of external service providers for professional services as well as certain administrative functions. The Company also utilizes several external, non-salaried producers to identify and develop projects for the Company. These producers are attached to individual projects and will receive compensation primarily on success based upon the packaging, financing and production of those projects. As of the date of this report, the Company is managed by four officers and utilizes the services of consultants for certain administrative functions and project development.  The Company’s productions and projects in development are subject to the terms of certain industry-wide collective bargaining agreements with the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild, among others. The Company considers its relations to its affiliates to be satisfactory at present. Any strike, work stoppage or other labor disturbance may have a materially adverse effect on the production of motion pictures.

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

The Classification and Rating Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for motion pictures. The Company submits its pictures for such ratings. Management’s current policy is to produce or participate in the production of motion pictures that qualify for a rating no more restrictive than “R.”

Patents, Trademarks and Other Intellectual Property

From the Company’s library of completed films, the Company has retained ownership and holds copyright for most of its movies which includes the rights to remakes, prequels, sequels as well as TV films and series. For the international market, the Company shares ownership in most of its titles with an unrelated company. Additionally, the Company has legal ownership of several screenplays with the corresponding underlying rights.

On September 16, 2009 the Company filed the word mark “KINGS ROAD ENTERTAINMENT”, based on use in commerce since 1990: Production and distribution of television shows and movies. Based on intent to use:  Entertainment services, namely, production of special effects including model-making services, computer-generated imagery and computer-generated graphics for the production of motion pictures, videos, and movie trailers; planning arrangement of showing movies, shows, plays or musical performances.  The mark was published for opposition on June 15, 2010. As of the date of this report, no opposition to the registration of the mark had been noted.

Website Access to our SEC Reports

Our Internet website address is www.kingsroadentertainment.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Proxy Statements for our annual stockholder meetings will also be made available through our Internet website at the earliest practical opportunity. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

You may also obtain copies of our reports without charge by writing to:

Kings Road Entertainment, Inc.
Attn: Investor Relations
468 N. Camden Drive
Beverly Hills, California 90210

The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contacted at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

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

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at April 30, 2010, we had a deficit in working capital of $693,924 and an accumulated deficit of approximately $27,384,000. Our registered independent public accounting firm has issued a going concern opinion, indicating that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Accordingly, there is no assurance that we will be able to continue as a going concern.

We face substantial capital requirements and financial risks.

Our business requires a substantial investment of capital.  The development, production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions or other subsidies to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from working capital, distribution advances or from other financing sources. Although we intend to continue to reduce the risks of our working capital exposure through financial contributions from broadcasters and distributors, tax and location incentives, government and industry programs, other studios and other sources, we cannot assure you that we will implement successfully these arrangements.  Moreover,  we will be subject to substantial financial risks relating to the development, production, acquisition, completion and release of future motion pictures. Failure to generate revenues from new titles or other sources will increase the Company’s dependence on its existing library income. We cannot assure you that this income will be sufficient to provide working capital to cover the overhead expenses of the Company. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

As a distributor of media content, we may face potential liability for:

●	defamation;

●	invasion of privacy;

●	negligence;

●	copyright or trademark infringement (as discussed above);

●	other claims based on the nature and content of the materials distributed.

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

Our success depends on certain key individuals.

Our success depends to a significant extent on the performance of a number of senior management personnel and other key individuals, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our personnel. Our inability to provide competitive employment terms and conditions may materially affect our ability to retain the services of key individuals. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute quality entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key individuals could have a material adverse effect on our business, results of operations and financial condition.

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

Fund raising activities are heavily dependent on our common stock being tradable and the Company wishes to achieve an over the counter listing on the Bulletin Board (OTCBB) to facilitate fund raising activities. However, the administrative and ongoing expenditure requirements to achieve and maintain such a listing require continuous funding at a level much higher than a private company. We cannot assure you that we will be able to attract or maintain funding or generate revenues at a level sufficient to maintain a publicly trading status. This would also have a serious negative impact on the Company’s ability to achieve its operating targets and severely limit the possibilities regarding sale or disposal of share ownership in the Company.  In this regard, the Company has been subject to the Cease-and Desist-Order imposed on the Company by the SEC pursuant to Administrative Proceeding File No. 3-13342, which orders the Company to cease and desist from committing or causing any violations and any future violations of Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder.  The Company failed to meet its obligations under this order.  The Company has tentatively entered into an agreement with the SEC, subject to the SEC’s final approval, to become current in its filings and compliant without suffering additional penalties for the violation of this order, but the Company has not yet received the final approval of the SEC for this agreement.

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

Our internal control over financial reporting has  not been effective and our failure to remedy our internal control over financial reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it, require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Our management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2010 and concluded that our internal control over financial reporting was not effective due to insufficient accounting and administrative personnel. If we fail to remedy our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and rented additional office space in Santa Monica, California until June 2010. From May 14, 2010 the Company was managed by its board of directors primarily utilizing its registered office in Beverly Hills. The Company also rents flexible storage space for its archives. All rental agreements may be terminated upon one month’s notice.

ITEM 3. Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 4. [Removed and Reserved]

There were no matters submitted for a vote by security holders during the fourth quarter of the year ended April 30, 2010.

PART II.

ITEM 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Pink Sheets under the symbol: “KREN”.

The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing prices of the Company’s common stock as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2011
First Quarter	$0.05	$0.01
Second Quarter	$0.01	$0.00
Third Quarter	$0.00	$0.00

Fiscal 2010
First Quarter	$0.05	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.08	$0.00
Fourth Quarter	$0.01	$0.01

Fiscal 2009
First Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.01
Third Quarter	$0.08	$0.01
Fourth Quarter	$0.08	$0.02

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

Holders

As of January 17, 2011, the Company had approximately 490 stockholders of record.

Recent Sales of Unregistered Securities

On July 26, 2009 the Company entered into a Securities Purchase Agreement with a private individual for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The sale of the shares closed on July 29, 2009. The investment was based on a price per common share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 12, 2009 the board of directors agreed to issue 8,650,000 shares of common stock in settlement of a liability for services amounting to $86,500 owed to DE-INVEST, a Macedonian company. The exchange was based on the closing price of the common stock on December 11, 2009 of $0.01 per share on the Pink Sheets. DE-INVEST is controlled by Mr. Bekim Zemoski who was appointed to the board of directors on December 12, 2009 and is therefore an affiliate. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 12, 2009 the board of directors agreed to award a bonus to Ms. Rose-Marie Couture of 2,300,000 shares of common stock in recognition of her work for the Company and its subsidiary in film development and management consulting services. Ms. Couture is the spouse of the former President and CEO of the Company and is therefore an affiliate. The value of the transaction of $23,000 was based on the closing price for the common stock of $0.01 per share as quoted on the Pink Sheets on the day of the transaction and the total value of $23,000 is included in operating expenses on the statement of operations for that period. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 12, 2009 the board of directors agreed to compensate the departing members of the board of directors, Ms. Monika Nosic and Mr. Branko Lustig, for their services each with an award of 200,000 shares of common stock in the Company. Both parties are affiliated with West Coast Pictures, a company controlled and managed by Mr. Sven Ebeling, the Company’s then Head of Production. The total value of the transaction of $4,000 was based on the closing price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $4,000 is included in operating expenses on the Statement of Operations for that period. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

      We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

 ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the Company’s financial statements for the fiscal years ended April 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward-Looking Statements” set forth above.

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

Revenues have, in most recent years, been generated through distribution contracts with domestic and international film distributors specializing in different media. The Company’s revenues from the feature films it produces are typically spread over a number of years. Following completion of a feature film the Company attempts to generate revenues from theatrical distributors as soon as possible. However, the Company’s most recently produced films were lower budget films of a type that often do not have a theatrical release and go straight to home video. Revenues from home video are initially recognized when a film becomes available for release on DVD, typically three to six months after the initial theatrical release or, when no theatrical release occurs, upon delivery of the film to the distributor. Revenues generated from pay and free television are similarly recognized when a film becomes available for distribution in those media, typically twelve to twenty-four months after the initial release. Some distribution contracts license more than one medium, a “multiple rights license.” In this case, the full license fee is recognized when the film is exploited in the first available medium. Revenues from international markets generally follow the same pattern as revenues from the domestic market and may include multiple rights licenses as well. However, the Company sold the international distribution rights to most of its films to another company in 1996, and international revenues have substantially decreased due to this sale. As a result of these factors, the Company’s revenues vary significantly each year depending on the number of films distributed or redistributed in various media, the rights to various projects that become available to be licensed or relicensed, and the desirability of the films for which certain rights become available in various media during that fiscal year.

Although the Company has not produced any films since 1996, the Company’s present development activities include development of screenplays with the aim of producing or co-producing a slate of films each year. These development activities are heavily dependent on attaining funding for the business plan.

Recent Developments

The Company intends to return to its historical core business of funding and developing motion picture projects, with the intention of either producing the motion pictures, establishing a partnership or joint venture with another film production company to develop and/or produce the projects or to sell the projects to a third entity.

Effective March 15, 2010, the Company settled a dispute with former officer and director Ms. Geraldine Blecker over deferred salary amounting to $48,000 and accumulated interest of $7,034. The Company agreed that, commencing September 2010, it will pay Ms. Blecker a monthly sum of $1,000 against the outstanding balance of $55,034.  The balance due shall accrue interest at an annual rate of 6.25%. The outstanding amount is included in the financial statements.

On May 13, 2010, the Chief Executive Officer and Chief Financial Officer both resigned their respective positions, effective as of May 14, 2010.  From that date through December 13, 2010, the Company was managed by its board of directors.

On May 13, 2010 the co-Managing Director of Kings Road Entertainment Europe GmbH Monika Nosic resigned her position effective as of May 14, 2010 and this was published in the German trade register in Munich on November 10, 2010.

By letter dated December 9, 2010, Bekim Zemoski resigned from his position as a member of the Company’s board of directors, effective as of that date.  On December 13, 2010, the holder of the right to vote a majority of the Company’s shares of common stock voted by written consent in lieu of a meeting to:  remove the remaining two members of the Company’s board of directors; increase the authorized number of members of the Company’s board of directors from three to nine; to amend the Company’s bylaws; to authorize the officers, if appropriate and considered to be in the Company’s best interest, to amend the Company’s certificate of incorporation; and to elect Michael A. Yedor, Kari E. Yedor, Dimitri Logothetis, Susan E. O’Donnell, Lee D. Williams and Peter Meyer to the Company’s board of directors.

On December 17, 2010 the Board of Directors elected the following officers to serve in their positions at the pleasure of the board; Michael A. Yedor as its President, Philip M. Holmes as its Executive Vice-President, Dimitri Logothetis as its Treasurer and Chief Operating Officer and Kari E. Yedor to the position of Company Secretary.

On December 17, 2010 the Company rescinded its offer to certain of its shareholders to accept additional loans from certain shareholders and to convert their shareholder loans to common stock of the Company at prices based upon the ninety day rolling average of transactions (excluding private placements and non-transactional price quotes) as of the day of such shareholders’ written commitment to convert as set forth in board resolutions dated July 15, 2008, July 22, 2009 and December 12, 2009 as being unworkable, unduly vague and unenforceable.

On December 20, 2010 the Company terminated the Production Services Agreement which it had entered into with West Coast Pictures, LLC and terminated Mr. Sven Ebeling from his position as the Company’s Head of Production.

On February 18, 2011, the board of directors elected Douglas Beach, CPA to the board of directors and to the position of Chief Financial Officer.  This appointment increased the number of elected board members to 7.

On February 18, 2011 the board of directors elected Lee Williams and Doug Beach to members of the Audit Committee.

On March 29, 2011, all members of the board of directors and management of the Company who had not already done so approved and signed the Company’s Code of Ethics.

Results of Operations for the Twelve Months Ended April 30, 2010 and April 30, 2009

For the year ended April 30, 2010, revenues decreased to $286,986 as compared to $365,793 for the year ended April 30, 2009. The decrease of $78,807 results primarily from a decrease in service production revenues of $85,000 which was partially compensated by a small increase in distribution royalties. The Company has licensed its films to various third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue. As a general trend, revenues from distribution royalties from the Company’s existing library are expected to continue to decrease as the library ages. The Company’s business model is centered on the production of new movies and exploring other revenue sources thereby increasing revenues from, for example, producer fees, licensing remakes, profit participations in movies, distribution of new movies or old movies in new formats (for example, in 3-D) and service production revenues.

General and administrative costs and expenses decreased by $85,397 to $446,979 for the year ended April 30, 2010 as compared to $532,376 during the year ended April 30, 2009. This decrease is a result of a number of factors which need to be considered when comparing the general and administrative expenses over the two fiscal years:

On July 7, 2009 an external consultant was engaged to assist management with its business planning, organizational structure and fund raising issues. This resulted in an increase in consulting fees amounting to approximately $123,000 during the year ending April 30, 2010 as compared to the year ended April 30, 2009. The consultant, Mr. Bekim Zemoski, was elected to the Company’s board of directors on December 12, 2009. These increases were offset by a reduction in accounting and audit fees of approximately $42,000 due to a reduction in audit fees associated with the re-audit required in 2009 of the financial statements for the year ended April 30, 2008 and transferring certain accounting functions to existing in-house capacity, reducing the expense associated with outsourcing those functions. A reduction of approximately $37,000 in legal fees was achieved during the year ended April 30, 2010 when compared to the year ended April 30, 2009.  Bonuses for employees as well as directors’ fees were reduced by $39,000 during the year ended April 30, 2010 when compared to the previous year.  A reduction of business activities and rationalization measures were implemented to match the available cash flow which resulted in reductions in: (i) salaries and benefits of approximately $62,000; (ii) sales expenses of approximately $21,000, (iii) travel expenses of approximately $19,000.

A periodic review of capitalized film development costs with regard to guidelines set out in FASB ASC Topic No. 926 “Entertainment – Films” resulted in the impairment of $530,223 to the Company’s capitalized film development costs during the period ended April 30, 2010 pertaining primarily to projects optioned by the Company within the terms of the Share Purchase Agreement between the Company and West Coast Pictures LLC where the option was not renewed by the Company and four further projects where it was deemed that a production date would not be set within three years of the projects’ first capitalization.  The amount impaired during the year ended April 30, 2010 of $530,223 represents the unamortized film development costs on these project. This was an increase of $436,347 compared to the corresponding period ended April 30, 2009.

Total other income and other expense for both periods consisted of the following:

	2010	2009
Interest income	123	0
Interest expense	(15,454)	(5,446)
Total other income	$(15,331)	$(5,446)

Interest expense for the year ended April 30, 2010 consists of the interest accrued on stockholder loans and the inclusion of interest of $7,034 related to a settlement agreement with former officer and director of the Company, Ms. Geraldine Blecker.  In this agreement from March 15, 2010, the Company has agreed to pay Ms. Blecker a monthly sum of $1,000 against the outstanding balance of $55,034 which includes interest expense of $7,034.  The balance due shall accrue interest at an annual rate of 6.25%.

The increase in interest income was attributable to the Company utilizing an interest bearing arrangement for cash in excess to its operating requirements during the year ended April 30, 2010.

Net Loss

The Company’s net loss for the years ended April 30, 2010 and 2009 was as follows:

	2010	2009	Change
Net loss	$(725,547)	$(300,905)	$(424,642)

The increase in the net loss of $424,642  during the year ending April 30, 2010, compared to the net loss in the previous twelve months ending April 30, 2009, was primarily due to the increase in impairment expense of $436,347 of capitalized film development costs.

Neither inflation nor changing prices has had a material impact on the Company’s net sales, revenues or income from continuing operations during the Company’s three most recent fiscal years.

Off Balance Sheet Arrangements

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

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that film generates any revenues. The Company’s principal source of working capital during the year ended April 30, 2010, was motion picture distribution and licensing income and an equity investment. Management believes that it is unlikely that the Company’s existing distribution and licensing income will be sufficient to fund its ongoing operations. The Company’s business planning foresees that its film production budgets will be primarily financed from external sources including tax and location incentives, pre-sales to certain territories and financing distribution estimates that resulted in minimum guarantees. In this way, the equity required to fund the balance of a movie budget can be significantly reduced and the inherent risk in movie financing minimized. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as attracting creative personnel to be attached to its projects.

The Company is currently reviewing its estimates to fully implement its business planning and is investigating new technologies and business opportunities.  However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

In the event the Company is unable to generate sufficient funds to continue its business efforts or if the Company is pursued by a larger company for a business combination, Management will analyze all strategies to continue the Company and maintain or increase shareholder value.  Under these circumstances Management would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

The cash on hand amounted to $1,538 and $11,416 at April 30, 2010 and April 30, 2009, respectively.

Cash flows from operating activities

The Company used $113,069 in cash flow in operations for the year ended April 30, 2010 compared to $178,401 in the year ended April 30, 2009. The primary components of cash flow during the year ended April 30, 2010, were cash income from royalty revenues offset by cash outflows relating to operating expenses.

Cash flows from financing activities

The positive cash flow from financing activities for the year ended April 30, 2010 of $102,900 comprised of a cash investment in the Company’s common stock of $100,000 and proceeds from shareholder loans amounting to $2,900. The positive cash flow from financing activities for the year ended April 30, 2009 of $39,977 comprised of proceeds from shareholder loans amounting to $103,977 and the issuance of common shares for cash in the amount of $20,000. These items were partially offset by the repurchase of common shares by the Company amounting to $84,000.

Due in large part to its working capital deficit and ongoing level of operating expenses, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. Management intends to address this issue by continuing to search for appropriate investment to finance its business plan as well as actively market the Company’s film assets and work with production and financial partners. In addition, the Company is working closely with independent industry consultants regarding new technologies and business opportunities as well as capitalization strategies and access to film production funds.

During the years ended April 30, 2010 and 2009, the Company had no significant provision for income taxes due to net losses.

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide a tabular disclosure of contractual obligations pursuant to Regulation S-K.

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

ITEM 8. Financial Statements and Supplementary Data

KINGS ROAD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kings Road Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Kings Road Entertainment, Inc. (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kings Road Entertainment, Inc. as of April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.   As more fully discussed in Note 1, the Company has limited revenues and does not have sufficient working capital to fully fund its operations, which creates substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 1.  The financial statements do not include any adjustments that might result from this uncertainty.

HASKELL & WHITE LLP

/s/ Haskell & White LLP
Haskell & White LLP

Irvine, California
March 31, 2011

 KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2010 AND APRIL 30, 2009

	April 30, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,538	$11,416
Accounts receivable, trade	41,371	0
Prepayments and other current assets	5,190	5,190
Total current assets	48,099	16,606

Other assets:
Film development costs, net (Note 4)	58,000	584,506
Total other assets	58,000	584,506

TOTAL ASSETS	$106,099	$601,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$238,109	$99,554
Accrued expenses	275,477	281,528
Stockholder loans	119,346	109,332
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	742,023	599,505

Non-current liabilities
Deferred revenue (Note 5)	463,636	589,411
Total non-current liabilities	463,636	589,411

Total liabilities	1,205,659	1,188,916

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 31,321,493 shares issued and outstanding at April 30, 2010 and 19,321,493 at April 30, 2009	313,214	193,214
Additional paid-in capital	25,970,141	25,876,641
Accumulated deficit	(27,383,281)	(26,657,734)
Accumulated other comprehensive income	366	75
Total stockholders’ equity (deficit)	(1,099,560)	(587,804)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,099	$601,112

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
REVENUES
Feature films	$286,986	$280,793
Service productions	-	85,000
TOTAL REVENUE	286,986	365,793

OPERATING EXPENSES:
General and administrative	466,979	532,376
Impairment of unamortized film development costs	530,223	93,876
Project expenses	-	35,000
Total operating expenses	997,202	661,252

LOSS FROM OPERATIONS	(710,216)	(295,459)

OTHER INCOME (EXPENSE):
Interest income	123	0
Interest expense	(15,454)	(5,446)
Total other income (expense)	(15,331)	(5,446)

LOSS BEFORE INCOME TAXES	(725,547)	(300,905)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(725,547)	$(300,905)

Net loss per share – Basic & Diluted	$(0.03)	$(0.03)

Basic and diluted weighted average number of shares outstanding during the year	24,133,548	11,593,931

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(725,547)	$(300,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	113,500	93,725
Impairment of capitalized film development costs	530,223	93,876
Accrued shareholder interest payable	7,114	5,355
Change in operating assets and liabilities:
Accounts receivable, trade	(41,371)	69,594
Film development costs	(3,717)	(49,400)
Prepayments and other current assets	-	9,000
Accounts payable	138,555	73,000
Accrued expenses	(6,051)	(63,555)
Deferred revenue	(125,775)	(109,091)
NET CASH USED IN OPERATING ACTIVITIES	(113,069)	(178,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	100,000	20,000
Common stock repurchased for cash	-	(84,000)
Proceeds from stockholder loans	2,900	103,977
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,900	39,977

Foreign currency translation	291	75

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,878)	(138,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,416	149,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,538	$11,416

Cash paid for income taxes	$-	$1,600

Cash paid for interest expense	$-	$-

Additional disclosure for non-cash transactions

During the year ended April 30, 2009, the Company issued 5,220,000 common shares for services related to the acquisition of film development rights with an estimated fair value of $104,400 which has been capitalized as film development costs.

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Stockholders’
	of shares	Amount	Capital	Deficit	Income	Equity
Balance as of April 30, 2008	10,756,493	$107,564	$25,828,166	$(26,356,829)	$0	$(421,099)

July 15, 2008 shares returned for cash	(800,000)	(8,000)	(76,000)			(84,000)

Shares issued to directors for services	500,000	5,000	5,000			10,000

Shares issued for services	715,000	7,150	20,575			27,725

Shares issued for bonuses	2,800,000	28,000	28,000			56,000

Shares issued for film projects (Note 8)	5,220,000	52,200	52,200			104,400

Shares issued for cash	130,000	1,300	18,700			20,000

Unrealized gain on foreign currency translation					75	75

Net loss for the period	0	0	0	(300,905)		(300,905)

Balance as of April 30, 2009	19,321,493	193,214	25,876,641	(26,657,734)	75	(587,804)

Shares issued for cash	650,000	6,500	93,500			100,000

Shares issued to directors for services	400,000	4,000	-			4,000

Shares issued for bonuses	2,300,000	23,000				23,000

Shares issued for services	8,650,000	86,500				86,500

Unrealized gain on foreign currency translation					291	291

Net losss for the period	0	0	0	(725,547)		(725,547)

Balance as of April 30, 2010	31,321,493	$313,214	$25,970,141	$(27,383,281)	$366	$(1,099,560)

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Kings Road Entertainment, Inc., and its wholly-owned subsidiaries (collectively, the “Company”), have been engaged primarily in the development, financing and production of motion pictures for subsequent distribution in movie theaters, to pay-TV, network and syndicated television, on home video and in other ancillary media in the United States and all other countries and territories of the world. Kings Road Entertainment, Inc., incorporated in Delaware in 1980, began active operations in January 1983 and released its first motion picture in 1984. In total, the Company has theatrically released 18 pictures in the domestic market and released seven pictures directly to the domestic home video or pay television market.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at April 30, 2010, the Company has limited revenues and a deficit in working capital of $693,924 and has an accumulated deficit of approximately $27,384,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has ceased certain activities that historically produced negative cash flow and is attempting to raise capital through equity-based investment instruments in order to provide funding for the development of future projects and operating expenses. Management is also evaluating new technologies with a view to expanding the Company’s core business. However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

In the event the Company is unable to generate sufficient funds to continue its business efforts or if the Company is pursued by a larger company for a business combination, Management will analyze all strategies to continue the Company and maintain or increase shareholder value.  Under these circumstances Management would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, all adjustments necessary to present fairly the Company’s financial position at April 30, 2010 and 2009, and the results of operations and cash flows for the years ended April 30, 2010 and 2009 have been included. All inter-company items and transactions have been eliminated in consolidation.

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

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of April 30, 2010, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the twelve month period ended April 30, 2010, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the twelve month period ended April 30, 2010 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

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

f. Newly Issued Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” (“FASB ASU 09-13”). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB ASC 605-25 (“Revenue Recognition-Multiple-Element-Arrangements”). This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The Company expects to adopt the standard in its first quarter of its fiscal year ending April 31, 2011. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued new provisions as it related to the Milestone Method of Revenue Recognition. The new provision provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements

In July 2010, the FASB issued new guidance regarding Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new standard requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. For end of period balances, the new disclosures will be effective December 31, 2010. For activity during a reporting period, the disclosures will be effective January 1, 2011. Adoption of this new accounting update did not have a material impact on the Company’s financial statements.

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

i. Fair Value of Financial Instruments

The carrying amounts of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Stockholder loans approximate their fair value due to the short term nature of these financial instruments.

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

b. Accounts Receivable / Concentration of Credit Risk

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of April 30, 2010, the Company had accounts receivable with a value of $ 41,371 which had been collected by the date of this report.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method set forth in FASB ASC Topic No. 926 “Entertainment - Films” which bases the costs amortized on the ratio of revenue earned in the current period to the Company’s estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film’s unamortized costs are written down to net realizable value. During the twelve months ended April 30, 2010 an option on a film property granted by West Coast Pictures LLC, a company owned and controlled by Mr. Sven Ebeling, a former Director of the Company and therefore an affiliate, expired and was not renewed. Nine further projects were impaired since a production date could not be set for the foreseeable future. The resulting impairment of capitalized development costs totaled $530,223.

At April 30, 2010 film development costs totaled $58,000 compared to $584,506 as at April 30, 2009. The decrease of $526,506 primarily reflects the impairments described in the preceding paragraph of $530,223 partially offset by additional capitalized film development costs.

The Company does not expect to amortize film development costs during the next twelve months.  The components of the Company’s film costs at April 30, 2010 relate entirely to movies in development for theatrical release.

Regarding the Company’s released films, there are no unamortized film costs capitalized on the balance sheet.

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

NOTE 5 – LIABILITIES

a. Deferred Revenue

As of April 30, 2010 and 2009, the Company had deferred revenue totaling $572,727 and $698,502, respectively. The decrease is primarily due to the regular amortization of royalty advances from distributors across the applicable period of each distribution agreement. Current liabilities represent the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. The Company is following the guidelines of ASC Topic No. 926 for film production and distribution (See Note 4).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and until June 2010 it rented additional office space in Santa Monica, California. The Company also rents flexible storage space for its archives. Rent expense for the Company’s offices and archive storage space was $ 41,820 and $41,729 during the twelve months ended April 30, 2010 and 2009, respectively. All rental agreements may be terminated upon one month’s notice.

b. Writing Agreement

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be paid or accrued. Given the uncertainty surrounding the production of this movie, the Company has recognized an impairment charge for this project in the period ended April 30, 2010

c. Settlement Agreement

Effective March 15, 2010, the Company settled a dispute with former officer and director Ms. Geraldine Blecker over deferred salary amounting to $48,000 and accumulated interest of $7,034. Commencing with September 2010, the Company has agreed to pay Ms. Blecker a monthly sum of $1,000 against the outstanding balance of $55,034.  The balance due shall accrue interest at an annual rate of 6.25%. The outstanding amount is accrued in the financial statements.

d. Stockholder Loans

As of April 30, 2010, the Company had borrowed the principal sum of $106,877 ($119,346 including accrued interest) from two of its largest stockholders, the Company’s former Head of Production, Mr. Sven Ebeling and the Company’s former President and CEO, Mr. Philip Holmes under the terms of an arrangement dated October 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Loan” or “Loans”). The Loans are not collateralized and bear interest at an adjustable rate equal to 3% above the WSJ Prime Rate which interest rate is reset quarterly. The term of each Loan will be for a maximum of one year from the end of the month in which the Loan is made. At the end of this term, the Company will either repay the Loan with interest or renegotiate the Loan with the lending party. Upon default or failure to negotiate a mutual extension, the lenders may require the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower of the trading price at the day of lending or date of renewal. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the Statement of Operations.  As of April 30, 2010 the accumulated interest for the loans totaled $12,469.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board of directors unanimously resolved to extend and clarify the terms under which Loans may be made to the Company to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the Loan at the 90 day rolling average stock price as quoted on the Pink Sheets.  On December 17, 2010 the board terminated this arrangement whereby the Loans could be converted to equity upon demand of the lender.  As the Loans and accrued interest are on an annual renewal basis, the Company has classified the Loans as a current liability. Of the principal sum of $106,877 outstanding as of April 30, 2010, an amount of $90,000 plus accrued interest was re-negotiated according to the original terms on July 31, 2009 between the stockholders and the Company resulting in a 12 month extension of the Loan term through to July 31, 2010. No further extensions have been formalized.

e. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur. In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of April 30, 2010, the Company was not involved in any litigation the result of which would have a material impact on its operations or financial statements.

Management is aware of two claims for services incurred before and after the balance sheet date.  Concerning the first claim, concurrently with the events described in Note 10-Subsequent Events, the Company’s former President and CEO had discussions with the Company regarding compensation for services he rendered to the Company between February 2008 and December 2010. During that period, the compensation arrangements between the Company and its former President and CEO were not clearly defined and, as a result, no related amounts were provided in the Company’s historical financial statements.  Based on discussions held to date, Management believes that the parties will ultimately agree to a currently undefined participation arrangement in certain of the Company’s film assets.  Because any amount that may be incurred by the Company under such an arrangement is dependent upon the outcome of uncertain future events, the Company has not accrued any amounts in the accompanying financial statements as a result of this contingency.

For the second matter, the Company’s former head of production, who was terminated in December 2010, claimed by letter dated July 20, 2010 that he was owed compensation for past services to the Company rendered from approximately November 2007.  Within this notification, he claims he is owed salary compensation, although Management is not aware of the existence of any employment agreement.  Further, he claims that he is entitled to additional compensation through a production services agreement dated August 4, 2008 between the Company and an entity he controls, West Coast Pictures (“WCP”).  He has also asserted breach of obligations under this production services agreement and believes that WCP is entitled to additional shares of the Company’s common stock.   Additional claims of wrongdoing and breach of fiduciary duties have also been made against former board members of the Company, acting in their oversight capacity of King’s Road Entertainment, Inc., and include demand for reimbursement of legal expense pursuing such claims.  Management has not accrued a loss contingency for this matter given the uncertainty of facts and information currently available to Management, as they have only begun a preliminary investigation of these matters;  however, the range of future payments could be from $0 through $1.2 million.  If any formal claims are made through legal action, the Company intends to vigorously defend its position.

NOTE 7 - COMMON STOCK

At April 30, 2010, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 31,321,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2009, the Company had 50,000,000 authorized shares of which 19,321,493 were issued and outstanding. The following common stock transactions transpired in the twelve months ended April 30, 2010:

On July 26, 2009, the Company entered into a Securities Purchase Agreement (“Agreement”) with DEUMAK, a German company controlled by Mr. Bekim Zemoski, for the purchase of a total of 650,000 shares of the Company’s common stock for the purchase price of $100,000. The transaction closed on July 29, 2009. The investment was based on a price per share of approximately $0.154. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Mr. Bekim Zemoski was appointed to the board of directors of the Company on December 12, 2009 and is therefore an affiliate.  Mr. Zemoski resigned from the board of directors on December 9, 2010.

On December 12, 2009 the board of directors agreed to issue 8,650,000 shares of common stock in settlement of a liability for services amounting to $86,500 owed to DE-INVEST, a Macedonian company. The exchange was based on the closing price of the common stock on December 11, 2009 of $0.01 per share on the Pink Sheets. DE-INVEST is controlled by Mr. Bekim Zemoski.

On December 12, 2009 the board of directors agreed to award a bonus to Ms. Rose-Marie Couture of 2,300,000 shares of common stock in recognition of her work in the Company’s German subsidiary in film development and management consulting services. Ms. Couture is the spouse of the former President and CEO of the Company and is therefore an affiliate. The value of the transaction of $23,000 was based on the closing price for the common stock of $0.01as quoted on the Pink Sheets on the day of the transaction and the total value of $23,000 is included in operating expenses on the statement of operations for that period. On December 12, 2009 the board of directors agreed to compensate the departing members of the board of directors, Ms. Monika Nosic and Mr. Branko Lustig, for their services each with an award of 200,000 shares of common stock in the Company. The total value of the transaction of $4,000 was based on the closing price for the common shares as quoted on the Pink Sheets on the day of the transaction and the total value of $4,000 is included in operating expenses on the Statement of Operations for that period.

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

	Months After	Approximate
Marketplace	Initial Release	Release Period
Domestic theatrical		0-3 months
All international markets		1-12 years
Domestic home video/DVD/
Video on Demand	3-6 months	3-12 months
Domestic cable/pay television	6-18 months	18 months
Domestic syndicated/free television	18-48 months	1-n years

These periods are dynamic and as new media, distribution platforms and consumer demands dictate, they will continue to change.

From time to time, the Company also derives revenues from service production contracts. Third parties engage the Company to develop or produce film projects on a consulting basis. These revenues will generally be recognized in the period in which the work is performed. In a given period, where a timing difference results in the cash received exceeding the actual work performed, the difference between the cash flows and the recognition of revenue is recorded as deferred revenue. Conversely, where work performed exceeds the payments received, the difference is then recorded as accounts receivable.

NOTE 9 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of April 30, 2010 and 2009:

	2010	2009
Deferred tax assets: NOL Carryover	$2,360,502	$1,634.955
Valuation Allowance	(2,360,502)	(1,634,955)
Net Deferred tax asset	$0	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended April 30, 2010 and 2009 due to the following:

	2010	2009
Book income (loss)	$(725,547)	$(117,353)
State tax	0	(312)
Accrued expenses	0	117,665
Valuation Allowance	725,547	0
	$0	$0

At April 30, 2010, the Company was in the process of preparing its income tax returns and in the process of evaluating the effect that recent equity transactions may have had on net operating loss carry-forwards. No tax benefit has been reported in the April 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

In a prior fiscal period, the Company adopted new accounting guidance which altered the framework for recognizing income tax contingencies. Previously, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new guidance, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and determined that no additional liability for unrecognized tax benefits and interest was necessary.

On September 23, 2008, the State of California suspended the use of net operating loss carryforwards for 2008 and 2009, and on October 19, 2010, suspended the use of net operating loss carryforwards for 2010 and 2011.  As a result of this suspension, the Company will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future.  There can be no guarantee that the Company will ever be able to use these state net operating loss carryforwards in the future.

NOTE 10 - SUBSEQUENT EVENTS

Effective March 15, 2010, the Company settled a dispute with former officer and director Ms. Geraldine Blecker over deferred salary amounting to $48,000 and accumulated interest of $7,034. The Company agreed that, commencing September 2010, it will pay Ms. Blecker a monthly sum of $1,000 against the outstanding balance of $55,034.  The balance due shall accrue interest at an annual rate of 6.25%. The outstanding amount is included in the financial statements.

On May 13, 2010, the Chief Executive Officer and Chief Financial Officer both resigned their respective positions, effective as of May 14, 2010.  From that date through December 13, 2010, the Company was managed by its board of directors without officers.

On May 13, 2010 the co-Managing Director of Kings Road Entertainment Europe GmbH Monika Nosic resigned her position effective as of May 14, 2010 and this was published in the German trade register in Munich on November 10, 2010.

By letter dated December 9, 2010, Bekim Zemoski resigned from his position as a member of the Company’s board of directors, effective as of that date.  On December 13, 2010, the holder of the right to vote a majority of the Company’s shares of common stock voted by written consent in lieu of a meeting to:  remove the remaining two members of the Company’s board of directors; increase the authorized number of members of the Company’s board of directors from three to nine; to amend the Company’s bylaws; to authorize the officers, if appropriate and considered to be in the Company’s best interest, to amend the Company’s certificate of incorporation; and to elect Michael A. Yedor, Kari E. Yedor, Dimitri Logothetis, Susan E. O’Donnell, Lee D. Williams and Peter Meyer to the Company’s board of directors.

On December 17, 2010 the Board of Directors elected the following officers to serve in their positions at the pleasure of the board; Michael A. Yedor as its President, Philip M. Holmes as its Executive Vice-President, Dimitri Logothetis as its Treasurer and Chief Operating Officer and Kari E. Yedor to the position of Company Secretary.

On December 17, 2010 the Company rescinded its offer to certain of its shareholders to accept additional loans from certain shareholders and to convert their shareholder loans to common stock of the Company at prices based upon the ninety day rolling average of transactions (excluding private placements and non-transactional price quotes) as of the day of such shareholders’ written commitment to convert as set forth in board resolutions dated July 15, 2008, July 22, 2009 and December 12, 2009 as being unworkable, unduly vague and unenforceable.

On December 20, 2010 the Company terminated the Production Services Agreement which it had entered into with West Coast Pictures, LLC and terminated Mr. Sven Ebeling from his position as the Company’s Head of Production.

On February 18, 2011, the board of directors elected Douglas Beach, CPA to the board of directors and to the position of Chief Financial Officer.  This appointment increased the number of elected board members to 7.

On February 18, 2011 the board of directors elected Lee Williams and Doug Beach as members of the Audit Committee.

On March 29, 2011, all members of the board of directors and management of the Company who had not already done so  approved and signed the Company’s Code of Ethics.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of April 30, 2010, our disclosure controls and procedures were ineffective given the Company’s inability to timely file the Company’s periodic reports on Form 10-K and 10-Qs, and other filings required under the Exchange Act, such as Form 8-Ks.

Management’s Annual Report on Internal Control Over Financial Reporting

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of April 30, 2010:

Insufficient Accounting and Administrative Personnel: The Company had been operated essentially by a staff of two persons. The utilization of such a small staff precludes segregation of duties and levels of review and approval that are the cornerstones of sound internal control systems. Additionally, we did not maintain a staff of accounting personnel with sufficient accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of all financial statements and account balances. In addition, the President and CEO of the Company also served as the Chairman and sole member of the audit committee and is therefore not considered “independent”.  As a result of this material weakness, the Company was not able to timely close the books and records of the Company to prepare the financial information necessary to file its financial statements through its periodic filings, and the Company was not able to provide an adequate level of oversight to its financial reporting process.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s evaluation and due to the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of April 30, 2010.

Remediation Plan

Given the continuation of the material weakness identified and continuing lack of resources to correct it, Management was unable to remediate this material weakness during the past year.  In December 2010, a new board of directors was elected and new officers appointed.  These officers have been tasked by the board to bring the Company’s periodic filings up to date and to keep those filings current.  Specifically the board and the executive officers are taking the following actions to remediate this material weakness :

•	The Company has appointed Douglas Beach, CPA, as the CFO to oversee the financial affairs of the Company. Management believes Mr. Beach qualifies as a “financial expert”

•	The Company has reconstituted the audit committee of the board of directors, which included Douglas Beach and Lee Williams. Mr. Williams has been determined to be independent of the Company.

•	The Company has retained the services of the former President and CEO to assist in accounting and tax matters given his thorough knowledge of the Company’s operations.

•	The Company has committed financial resources for professional services providers, including legal and accounting.

These plans have been implemented.  However, their effect is still uncertain.  Given the Company’s insufficient working capital, it will be difficult to compensate these individuals to have them to continue in these remedial efforts.  We believe that the remedial measures described above will remedy the material weakness we identified and strengthen our internal control over financial reporting if the Company obtains sufficient working capital to continue to compensate the key accounting personnel. We are committed to improving our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain remediation measures described above.

Inherent Limitations of Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

●	Judgments in decision making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

●	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

●
The design of any system of controls is based in part or certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

●	Over time, controls may become inadequate because of changes in circumstances, or conditions. Controls can also deteriorate in the degree of compliance associated with policies and procedures.

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Since December, 2010, we have begun the remedial measures described above. However, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers as of March xx, 2011 are set forth below. Directors are elected either by the board of directors or by the  stockholders, to serve in accordance with the Company’s bylaws, or until their successors are elected and qualified.

Name	Age	Position	Director Since

Michael A. Yedor	59	President, Chief Executive Officer and Director	December 2010

Douglas Beach	42	Chief Financial Officer and Director	February 2011

Dimitri Logothetis	54	Chief Operating Officer and Director	December 2010

Kari E. Yedor	53	Secretary and Director	December 2010

Philip M. Holmes	55	Executive Vice-President	N/A

Lee D. Williams	60	Director	December 2010

Peter Meyer	55	Director	December 2010

Susan E. O’Donnell	48	Director	December 2010

The directors and officers for the fiscal year ended April 30, 2010 are set forth as follows:

Name	Age	Position	Director Since

Philip M. Holmes (1),(2)	55	Chief Executive Officer, President and Director	October 2003

Robert Kainz (1)	48	Chief Financial Officer, and Secretary	N/A

Bekim Zemoski (2)	40	Director	December 2009

Sven O. Ebeling (2)	48	Director	December 2009

(1)	On May 13, 2010, both Philip Holmes and Robert Kainz tendered their resignations as executive officers with effect from May 14, 2010.

(2)
On December 13, 2010, a majority of the shares entitled to vote at a shareholder meeting consented to remove Philip Holmes and Sven Ebeling from the board of directors. Bekim Zemoski resigned effective December 9, 2010.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors.

There are family relationships amongst our directors and executive officers as follows:

Susan O’Donnell is the spouse of Dimitri Logothetis.

Kari E. Yedor is the spouse of Michael A. Yedor.

Doug Beach, Chief Financial Officer & Director

Doug is currently the Managing Partner of Beach, Freeman, Lim & Cleland, LLP  and a member of its Tax Department.  After starting his career at BDO Seidman, where he spent five years, Douglas Beach served for seven years at RBZ, LLP where he was promoted to partner in 1998.  He served as the Partner-in-Charge of the Tax Department at RBZ.  Mr. Beach has an expertise in business planning with an emphasis on entity and transactional structure, tax controversy and transactional planning, and while primarily serving clients in the manufacturing and distribution, construction and real estate industries, Mr. Beach has amassed great experience in entertainment, professional services (law, architecture, interior design, advertising), not-for-profit, mortgage banking, health care, and technology companies.

Dimitri Logothetis, Chief Operating Officer & Director

For the five year period prior to joining the Company, Mr. Logothetis was an independent filmmaker working for Acme Dreams Ltd.  During this time, he was the writer-creator on a six hour miniseries for Turner and Warner Brothers called “Momo” The Sam Giancana story.   By the time he was in his late 20’s, Mr. Logothetis was already one of the youngest heads of programming in the largest cable television company in the United States.  In addition to becoming co-chairman and owner of two production companies, he won many awards as a director and producer.  His film “Champions Forever” became the best-selling documentary video in history.  He has Executive Produced forty hours of scripted series television, directed twenty-one hours, directed nine feature films, and produced six feature films. He has worked with Martin Scorsese, Robert De Niro and Stacey Keach.  Mr. Logothetis developed and produced a highly successful Stephen King movie, “Sleepwalkers”.  He executive produced and ran two television series productions for Warner Brothers.  In addition, he has run three companies, managed over one thousand employees all over the world, and implemented over two hundred million dollars of production financing in the last ten years.  Mr. Logothetis graduated with a master’s degree in film and television from Loyola Marymount University.

Kari E. Yedor, Secretary & Director

A graduate of the Fashion Institute of Design and Merchandising, with a major in merchandising and marketing, Kari Ellis first worked in the restaurant business, serving four years as general manager of the award-winning Ruth’s Chris Steakhouse of Beverly Hills. After several years as the buyer for three Rebel’s retail clothing stores, Kari became an Account Executive for Women’s Wear Daily.  She co-founded Sanctuary, a sober living facility for women in Malibu.   During the last five years,  she has raised funds for Coach, a charity for children’s health, and the Buckley School in Sherman Oaks, California, and raised three children.

Philip M. Holmes, Executive Vice-President

Mr. Holmes was a member of our Board of Directors from 2003 to 2010.  He was appointed President of the Company in February 2007 and Chief Executive Officer in May 2008 and served in these positions until May 2010 . His activities have been focused on reorganization and acquiring new investment.  From 1991 through 1997 he was chief financial officer for two US and German based software companies before becoming self-employed in 1997 as a business consultant. In 1998, he was hired as a consultant to a cable TV start-up company which, within 18 months of his hiring, became the 6th largest provider in Germany at that time. In 1999, he was appointed its Chief Financial Officer and served in that position until the sale of the company to the investment division of Deutsche Bank in 2000. In 2001, he accompanied the start-up phase of a new cable TV venture in Germany and was co-founder and main investor of a manufacturer of entertainment equipment. In 2002 he and his partners set up a finance consulting company concentrating on start-ups, financing and project management in particular with regard to mergers and acquisitions and IPO consulting. His activities as a business consultant cross a wide range of industries including cross-media document management, designers of customized business software, manufacturers of environmental technology and consumer product marketing.

Lee D. Williams, Director

A graduate of the University of California at Santa Barbara, Mr. Williams received a juris doctorate from the University of California at Los Angeles School of Law and was admitted to the California State Bar in 1977. For the last five years he has been an attorney practicing law in Los Angeles, California.  He was a member of the UCLA Law Review and an extern clerk to the Honorable Joseph T. Sneed, U.S. Court of Appeals, Ninth Circuit, in San Francisco, California. Mr. Williams is currently a member of the Board of Trustees, and has served as First Vice President and Treasurer, of Children’s Institute, Inc. (formerly Children’s Institute International), a century old charitable organization providing badly needed services to under-served Los Angeles children and their families. His volunteer services there have included serving as a liaison with the agency and its counsel on a variety of litigation and fundraising activities, as well as overseeing its endowment of over $20,000,000.  He is also a past member of the board of trustees of the Santa Susana Repertory Company, and a past participant in Public Counsel. With almost thirty-four years of experience as an attorney and businessman in the Los Angeles area, he has had extensive experience with small and medium-sized companies in various industries, with a particular concentration in the fields of multimedia, entertainment and high technology. Mr. Williams has benefited from having a widely international clientele, including market leaders from Australia, France and Hong Kong, and has locally gained hard-earned experience in significant business litigation as well as substantial financial and transactional matters in the private and public markets.  Mr. Williams is an independent director.

Peter Meyer, Director

While graduating Magna Cum Laude from Yale University, Peter Meyer found that his senior thesis on MGM and the Studio System in the Age of Mass Production won numerous awards. It was printed and later reprinted in Daily Variety, and has been cited and used in numerous books and entertainment reference books. He quickly became a full agent at the William Morris Agency. Later, Mr. Meyer started his own personal management company, Meyer Management, where he has practiced since 1991.  He continues to represent directors, writers, writer-directors, writer-producers, and book authors who work in all fields of the entertainment world. His list of award-winning clients has included Tom Hanks, Kevin Costner, Christopher Walken, Steve Guttenberg, William Shatner, David Hasselhoff and Sterling Hayden. Mr. Meyer is an independent director.

Susan E. O’Donnell, Director

Susan O’Donnell is and for the last five years has been the owner and operator of the successful Oceana Salon in Santa Monica, California.  Her thirty years as a hair care and color specialist and make-up artist began in Lansing, Michigan at a salon called “Guys and Dolls.”   She moved to the Los Angeles area, where she became a hair care and color consultant for such prestigious salons as Pacheco’s, Dino Clark, and John Adams Hair Design.  She has also worked as a make-up consultant for the popular broadcast network Telemundo and for comedian Bob Newhart.  She is an active fundraiser for St. Vincent’s Meals on Wheels and for Cuisine Roulette, an organization of women who raise money for charitable causes.

Michael A. Yedor, President, Chief Executive Officer & Director

Michael Yedor, CEO and Chairman at Mercury Holdings Group, Inc. and Managing Member at Mercury Holdings Group LLC. has a background in international business and finance, operations, venture capital, mergers, and acquisitions.  In 1983, the federal government broke up AT&T into several companies. As a result of that action, Mr. Yedor formed Telesis. Thereafter he formed Telesis Airborne and Telesis Communications with specific focus to address the classified communications needs of various US and foreign defense agencies.  Furthermore Telesis Airborne provided proprietary, mission critical in-flight voice and data flight safety services to all US and foreign flag carriers in addition to supporting the aerospace industry.  Mr. Yedor was Chairman and Chief Executive Officer of both companies where he remained until 1989 when the company was sold to Westinghouse.  In 1989 he took over his current role at Mercury Holdings Group, as Chairman and Chief Executive Officer.

Audit Committee

During the fiscal year ended April 30, 2010, Philip Holmes served as the chairman and sole member of our audit committee. Our Board determined that Mr. Holmes meets the SEC criteria of an “audit committee financial expert” as defined in Regulation S-K, as he has served as a chief financial officer for various public companies and was involved in the preparation of financial statements in accordance with US GAAP. Mr. Holmes is not considered “independent” since he is an executive officer of the Company.  He served on the committee until his resignation as a corporate officer in May 2010.  On February 18, 2011, the board elected the following persons as members of the audit committee; Doug Beach CPA and Lee D. Williams.  Our Board has determined that Mr. Beach meets the SEC criteria of an “audit committee financial expert” as defined in Regulation S-K, as he has the necessary qualification and was involved in the preparation of financial statements in accordance with US GAAP.  Mr. Williams is considered “independent”.     Mr. Beach is not considered independent as he is an executive officer of the Company.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage an independent registered public accounting firm to render audit or permitted non-audit services, the engagement will be approved by the board of directors or the audit committee.

Code of Ethics

On December 12, 2009 the board of directors adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer as well its directors.  The Code of Ethics was published in our quarterly report for the period ended October 31, 2009 filed on the SEC’s website on December 15, 2009. It is filed as an exhibit to this Annual Report. In addition, a copy of the Code of Ethics can be provided without charge, to any person who requests a copy.  All members of the board of directors and principal executives signed this agreement.

Legal Proceedings

On June 7, 2004, Mr. Logothetis filed for protection under Chapter 7 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of California (San Jose), Filing Number 5:04-BK-53643.  Mr. Logothetis was discharged on August 30, 2004.

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

Based solely on its review of the copies of such reports and representations received by the Company and without conducting an independent investigation, the Company believes that for the fiscal year ended April 30, 2010, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

ITEM 11. Executive Compensation

The following table sets forth all compensation earned by our named executive officers during the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year Ended 4/30	Salary $		Bonus $	Stock Awards $		Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Comp. Earnings $	All Other Compensation $	Total $

Philip Holmes	2010	10,622	(2)	—	—		—		—	10,622
President / CEO (1)	2009	25,090	(2)	—	22,000	(3)	—		—	47,090

Robert Kainz	2010	—		—	—		—		—	—
Treasurer (1)	2009	—		—	2,000	(3)	—		—	2,000

(1)	Mr. Holmes and Mr. Kainz both resigned their respective executive officer positions effective May 14, 2010. Mr. Holmes remained managing director of the wholly owned German subsidiary.

(2)	Represents compensation earned as managing director of the German subsidiary.

(3)	Represents bonuses awarded to the named executive officers for their services. See Footnote 8. To the financial statements for the discussion regarding the valuation.

Outstanding Equity Awards

There are no outstanding equity awards for our named executive officers as of April 30, 2010. Equity awards for executive officers are determined from time to time by the board of directors. It has been customary to make such awards for the preceding year; however, at the date of this report no such award has been made for the financial year ending April 30, 2010.

Stock Awards

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

 On December 12, 2009 the board of directors agreed to award a bonus to Ms. Rose-Marie Couture of 2,300,000 shares of common stock in recognition of her work in the Company’s German subsidiary in film development and management consulting services. Ms. Couture is the spouse of the then President and CEO of the Company and is therefore an affiliate. The value of the transaction of $23,000 was based on the closing price for the common stock of $0.01as quoted on the Pink Sheets on the day of the transaction and the total value of $23,000 is included in operating expenses on the statement of operations for that period.

Employment Agreements

Concurrently with the events described in Note 10-Subsequent Events, the Company’s former President and CEO  had discussions with the Company regarding compensation for services he rendered to the Company between February 2008 and December 2010.  During that period, the compensation arrangements between the Company and its former President and CEO were not clearly defined and, as a result, no related amounts were provided in the Company’s historical financial statements.  Based on discussions held to date, Management believes that the parties will ultimately agree to a currently undefined participation arrangement in certain of the Company’s film assets.  Because any amount that may be incurred by the Company under such an arrangement is dependent upon the outcome of uncertain future events, the Company has not accrued any amounts in the accompanying financial statements as a result of this contingency.

Compensation of Directors

Members of our Board of Directors receive occasional awards of stock for services provided at the discretion of the Board of Directors. The following table sets forth all compensation paid to our directors for the fiscal year ended April 30, 2010. As of April 30, 2010, none of our Officers or Directors had any outstanding equity awards. It has been customary to make such awards for the preceding year; however, at the date of this report only the awards listed below have so far been made for the financial year ending April 30, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Comp. ($)	Total ($)
Philip Holmes (3)		—

Monika Nosic (1)		2,000					2,000

Branko Lustig (1)		2,000					2,000

Sven Ebeling (2)		—

Bekim Zemoski (2)	60,000	86,500					146,500

(1)	Served as a director until December 12, 2009

(2)	Served as a director from December 12, 2009 until December 13, 2010

(3)	Served as a director from October 2003 until December 13, 2010

Stock Awards

On December 12, 2009, the Company awarded the following common shares to directors for their services.

Branko Lustig was awarded a total of 200,000 shares.

Monika Nosic was awarded a total of 200,000 shares.

The shares were fully vested on the date of the above awards and this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The aforementioned issuance was unanimously approved by the board of directors on December 12, 2009. The value of each transactions of $2,000 was based on the closing price for the common stock of $0.01as quoted on the Pink Sheets on the day of the transaction and the total value of $4,000 is included in operating expenses on the statement of operations for the twelve months ended April 30, 2010.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of July 20, 2010, certain information regarding the beneficial ownership of shares our common stock held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and named executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares. Unless otherwise indicated, the address of each beneficial owner is c/o Kings Road Entertainment, Inc., 468 N. Camden Drive, Beverly Hills, California 90210.

The percentage amounts set forth below are based on 31,321,493 aggregate shares of common stock outstanding as of March 29, 2011.

Name	Number of Shares	Percentage of Class Beneficially Owned
Philip Holmes (1)	5,108,400	16.3%

West Coast Pictures LLC (2)	8,535,000	27.3%

Monika Nosic	400,000	1.3%

Branko Lustig	350,000	1.1%

Bekim Zemoski (3)	9,300,000	29.7%

Directors and Officers (as a group)	23,693,400	75.6%

Michael A. Yedor (4)	16,738,400	53.4%

(1)
 Includes 3,420,000 shares of the Company’s common stock held by International Solutions Business Consulting GmbH, which is solely managed by Mr. Holmes.  The voting power with respect to these shares was transferred to Paul B. Nesbitt an individual residing in Los Angeles, California on December 3, 2010. The right to vote these shares was subsequently transferred to Michael A. Yedor.

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

(3)
Includes 8,650,000 shares of the Company’s common stock held by DE-INVEST Dooel and 650,000 share of the Company’s common stock held by DEUMAK GmbH. Both companies are owned or controlled by Mr. Bekim Zemoski.  The voting power with respect to the shares held by DE-INVEST Dooel was transferred to Paul B. Nesbitt an individual residing in Los Angeles, California on December 1, 2010.  The right to vote these shares was subsequently transferred to Michael A. Yedor.

(4)
By a proxy agreement dated as of December 1, 2010, Paul B. Nesbitt acquired the right to vote 8,650,000 shares of the company’s common stock from De-INVEST Dooel, a company controlled by Bekim Zemoski, then a director of the Company, for a period of 180 days following December 1, 2010.  By a proxy agreement dated as of December 3, 2010, Paul B. Nesbitt acquired the right to vote 1,688,400 shares of the Company’s common stock owned by Philip Holmes, then a director of the Company, 2,980,000 shares of the Company’s commons stock owned by Mr. Holmes wife, Rose-Marie Couture, and 3,420,000 shares of the Company’s common stock owned by International Solutions Business Consulting GmbH, a company controlled by Mr. Holmes.  These proxy agreements have been assigned from Mr. Nesbitt to Mr. Yedor.  There is substantial overlap between the shares beneficially owned by Mr. Yedor and those owned by Messrs. Holmes and Zemoski.  Adding the shares that Mr. Yedor has a right to vote to the shares calculated in the table as belonging to Directors and Officers as a group increases the number of shares owned by Directors and Officers as a group to 26,673,400 or 85.8% of the class beneficially owned.

Changes in Control

Michael A. Yedor and certain of his affiliates  have been advancing funds to the Company to cover substantially all of its operating expenses since December 2010.  Management understands that it is the present intent of these affiliates to convert these advances into securities of the Company at such time as the value of the Company and the magnitude and nature of these advances are determined.

Securities Authorized for Issuance Under Equity Compensation Plans

No securities have been authorized for issuance as part of any Equity Compensation Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On December 12, 2009, the Company issued 2,300,000 common shares for services provided to the German subsidiary and to operating management to Rose-Marie Couture.  Mrs. Couture is the spouse of the former President and CEO of the Company and therefore an affiliate.  On December 12, 2009, the Company issued 200,000 shares each to Monika Nosic and Branko Lustig. The aforementioned issuance was unanimously approved by the board of directors on December 12, 2009 and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.The related costs have been expensed in the Statement of Operations of the Company for the twelve month period ended April 30, 2010.

Since December, 2010, Michael A. Yedor and certain of his affiliates have been advancing the Company funds necessary for the operations of the Company.  That amount as of March 29, 2011 is $194,390, and is anticipated to be larger as the Company incurs additional operating expenses that are not funded through income from operations.  It is anticipated that these advances shall be converted into securities of the Company at such time as the value of the Company and the magnitude and nature of these advances are determined.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm for the fiscal year ended April 30, 2010 and 2009 was Haskell & White LLP.

(a) Audit Fees.

For the fiscal years ended 2010 and 2009, the aggregate fees billed by Haskell & White LLP for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $36,500 and $45,000 respectively.

(b) Audit-Related Fees.

For the fiscal years ended 2010 and 2009 Haskell & White LLP did not bill for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees.

For the fiscal years ended 2010 and 2009, Haskell & White LLP did not bill any fees for tax compliance services. The auditors did not provide tax-planning advice for the fiscal years ended 2010 and 2009.

(d) All Other Fees.

None.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During fiscal 2010, all services were pre-approved in accordance with these procedures.

ITEM 15. Exhibits, Financial Statement Schedules

(a) Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 6, 2008)

3.3	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2008)

3.4	Bylaws of Registrant as passed by the Board by unanimous written consent on December 17, 2010. (filed herewith)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Form 10-Q filed in December 15, 2009)

21	Subsidiaries of the Company (submitted herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Dated: March 31, 2011	/s/ Michael A. Yedor
Name: Michael A. Yedor
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

Each person whose signature appears below constitutes and appoints Michael A. Yedor and Lee D. Williams as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signatures

/s/ Kari E. Yedor	/s/ Lee Williams
Kari E. Yedor, Secretary & Director	Lee Williams, Director

/s/ Douglas Beach	/s/ Dimitri Logothetis
Douglas Beach, Director	Dimitri Logothetis, Director
& Chief Financial Officer	& Chief Operating Officer

/s/ Susan O’Donnell
Susan O’Donnell, Director