Form 10-Q
period 2010-07-31
KINGS ROAD ENTERTAINMENT INC
filed 2011-03-31
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended July 31, 2010
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

As of March 30, 2011, the registrant had 31,321,493 shares of common stock outstanding.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended July 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010	3

	Consolidated Statements of Operations for the Three Months Ended July 31, 2010 and 2009	4

	Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements as of July 31, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2010 AND APRIL 30, 2010

	July 31, 2010	April 30, 2010
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,629	$1,538
Accounts receivable, trade	24,427	41,371
Prepayments and other current assets	0	5,190
Total current assets	34,056	48,099

Other assets:
Film development costs, net (Note 4)	58,000	58,000
Total other assets	58,000	58,000

TOTAL ASSETS	$92,056	$106,099

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$230,991	$238,109
Accrued expenses	263,488	275,477
Stockholder loans	121,235	119,346
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	724,805	742,023

Non-current liabilities
Deferred revenue (Note 5)	458,863	463,636
Total non-current liabilities	458,863	463,636

Total liabilities	1,183,668	1,205,659

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 31,321,493 shares issued and outstanding at July 31, 2010 and 31,321,493 at April 30, 2010	313,214	313,214
Additional paid-in capital	25,970,141	25,970,141
Accumulated deficit	(27,375,873)	(27,383,281)
Accumulated other comprehensive income	906	366
Total stockholders’ equity (deficit)	(1,091,612)	(1,099,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$92,056	$106,099

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(unaudited)

	Three months ended July 31,
	2010	2009
REVENUES
Feature films	$55,338	$63,789
TOTAL REVENUE	55,338	63,789

OPERATING EXPENSES:
General and administrative	46,040	100,661
Total operating expenses	46,040	100,661

INCOME (LOSS) FROM OPERATIONS	9,298	(36,872)

OTHER INCOME (EXPENSE):
Interest expense	(1,890)	(1,731)
Total other income (expense)	(1,890)	(1,731)

INCOME (LOSS) BEFORE INCOME TAXES	7,408	(38,603)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$7,408	$(38,603)

Net income (loss) per share – Basic & Diluted	$0.00	$(0.00)

Basic and diluted weighted average number of shares outstanding during the period	31,321,493	19,335,623

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(unaudited)

	Three months ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,408	$(38,603)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities
Activites
Accrued shareholder interest payable	1,890	1,731
Change in operating assets and liabilities:
Accounts receivable, trade	16,944	(2,697)
Film development costs	-	(5,336)
Prepayments and other current assets	5,190	(1,695)
Accounts payable	(7,118)	59,533
Accrued expenses	(11,989)	24,900
Deferred revenue	(4,773)	(43,957)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	7,552	(6,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	100,000
Common stock repurchased for cash	-	-
Proceeds from stockholder loans	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	100,000

Foreign currency translation	539	(645)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,091	93,231
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,538	11,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,629	$104,647

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of July 31, 2010

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

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at July 31, 2010, the Company has limited revenues and a deficit in working capital of $690,749 and has an accumulated deficit of approximately $27,376,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has ceased activities that historically produced negative cash flow and is attempting to raise capital through equity-based investment instruments in order to provide funding for the development of future projects and operating expenses. Management is also evaluating new technologies with a view to expanding the Company’s core business.   However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation and therefore should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year-ended April 30, 2010. Results for the interim period are not necessarily indicative of results that may be achieved for the entire year or for any other period.

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

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of July 31, 2010, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the three month period ended July 31, 2010, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the three month period ended July 31, 2010 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

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

b. Accounts Receivable

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of July 31, 2010, the Company had a total of $24,427 in accounts receivable.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred in accordance with U.S. GAAP. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodic review of unamortized film costs resulted in no impairment during the three month period ending July 31, 2010.

At July 31, 2010, film development costs totaled $58,000 and were unchanged when compared to April 30, 2010.

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

NOTE 5 – LIABILITIES

Deferred Revenue

Deferred revenue represents the unamortized portion of royalty advances from distributors. The Company amortizes a royalty advance across the applicable period of each distribution agreement.  Current liabilities disclose the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. As of July 31, 2010 and April 30, 2010, the Company had deferred revenue totaling $567,954 and $572,727, respectively. The decrease is primarily due to the regular amortization of royalty advances but is partially offset by the inclusion of a royalty advance received with a new distribution agreement. The Company is following the guidelines of ASC Topic No. 926 for film production and distribution (See Note 4).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive, Beverly Hills and additional office space in Santa Monica, California until June 2010. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $10,745 and $12,795 during the three months ended July 31, 2010 and 2009, respectively. All rental agreements may be terminated upon one month’s notice.

b. Writing Agreement

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be paid or accrued.  Given the uncertainty surrounding the production of this movie, the Company has recognized an impairment charge for this project in the period ended April 30, 2010.

c. Stockholder Loans

As of July 31, 2010, the Company had borrowed the principal sum of $106,877 ($121,235 including accrued interest) from two of its largest stockholders, the Company’s former Head of Production, Mr. Sven Ebeling and the Company’s former President and CEO, Mr. Philip Holmes under the terms of an arrangement dated October 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Loan” or “Loans”). The Loans are not collateralized and bear interest at an adjustable rate equal to 3% above the WSJ Prime Rate which interest rate is reset quarterly. The term of each Loan will be for a maximum of one year from the end of the month in which the Loan is made. At the end of this term, the Company will either repay the Loan with interest or renegotiate the Loan with the lending party. Upon default or failure to negotiate a mutual extension, the lenders may require the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower of the trading price at the day of lending or date of renewal. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the Statement of Operations.  As of July 31, 2010 the accumulated interest for the loans totaled $14,358.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board of directors unanimously resolved to extend and clarify the terms under which Loans may be made to the Company to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the Loan at the 90 day rolling average stock price as quoted on the Pink Sheets.  On December 17, 2010 the board terminated this arrangement whereby the Loans could be converted to equity upon demand of the lender.  As the Loans and accrued interest are on an annual renewal basis, the Company has classified the Loans as a current liability. Of the principal sum of $106,877 outstanding as of July 31, 2010, an amount of $90,000 plus accrued interest was re-negotiated according to the original terms on July 31, 2009 between the stockholders and the Company resulting in a 12 month extension of the Loan term through to July 31, 2010. On July 31, 2010 no agreement was reached between the Company and the lending stockholders so the loans were deemed to be extended for a further year until July 31, 2011.

d. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of July 31, 2010, the Company was not involved in any litigation.

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

NOTE 7 - COMMON STOCK

At July 31, 2010, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 31,321,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

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

The new board of directors tasked its officers to bring the Company’s periodic filings up to date and to keep those filings current, and  to address the material weaknesses perceived in the Company’s financial controls and procedures.  Specifically the board and the executive officers took the following actions to remediate these  material weaknesses  :

·	The Company appointed Douglas Beach, CPA, as the CFO to oversee the financial affairs of the Company. Management believes Mr. Beach qualifies as a “financial expert”

·	The Company reconstituted the audit committee of the board of directors, which included Douglas Beach and Lee Williams. Mr. Williams has been determined to be independent of the Company.

·	The Company retained the services of the former President and CEO to assist in accounting and tax matters given his thorough knowledge of the Company’s operations.

·	The Company committed financial resources for professional services providers, including legal and accounting.

Since December, 2010, Michael A. Yedor and certain of his affiliates have been advancing the Company funds necessary for the operations of the Company.  That amount as of March 29, 2011 is $194,390, and is anticipated to be larger as the Company incurs additional operating expenses that are not funded through income from operations.  It is anticipated that these advances shall be converted into securities of the Company at such time as the value of the Company and the magnitude and nature of these advances are determined.  Mr. Yedor is an officer and director of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended July 31, 2010 and July 31, 2009, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-K for the fiscal year ended April 30, 2010.

Results of Operations

The Three Months Ended July 31, 2010 vs. the Three Months Ended July 31, 2009
For the quarter ended July 31, 2010, operating revenues were $55,338 as compared to $63,789 for the quarter ended July 31, 2009. The decrease of $8,451 results primarily from a decrease in royalties from distribution of the Company's feature film library.  The Company has licensed its films to various third party distributors and revenue is reported by these distributors on a regular basis and is based on actual sales for a preceding period. Revenue fluctuations from distribution are therefore mainly influenced by consumer demand and the activities of the distributor and the Company has generally no further influence on the sales success of those movies and the resulting fluctuations in revenue. Deferred revenue is the amortization of royalty advances from distributors across the period of each distribution agreement and is adjusted when applicable changes to an agreement are made.

Operating expenses amounted to $46,040 for the quarter ended July 31, 2010 as compared to $100,661 during the quarter ended July 31, 2009. This decrease of $54,621 is primarily due to a decrease in legal expenses of approximately $20,000, a decrease in management bonuses of $20,000, a decrease in accounting fees of approximately $10,000 attributable to insourcing certain accounting functions and a decrease in office and other expenses of approximately $4,000.

Interest expenses increased slightly to $1,890 for the quarter ended July 31, 2010 as compared to $1,731 during the quarter ended July 31, 2009. The increase of $159 is primarily attributable to a small increase in shareholder loans.

The Company had a net income of $7,408 for the quarter ended July 31, 2010 as compared to a loss of $38,603 for the quarter ended July 31, 2009. The decrease in operating losses of $46,011 results primarily from the decrease in operating costs which were only partially offset by the decrease in revenues described in the previous paragraphs.

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that picture generates any revenues. The Company's principal source of working capital during the three months ended July 31, 2010, was motion picture distribution and licensing income.  In general, cash flows resulting from the distribution of the Company’s existing film library have declined and are expected to continue to decline over the long term. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. It is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. For this reason, the Company is developing new movies and seeking equity funding for these movies in order to fully implement its business planning as a movie production and distribution company. The Company anticipates that its films will primarily be financed by external sources including tax and location incentives, sales made in advance to distributors and TV companies as well as the receipt of minimum guarantee payments from sales companies. External financing will likely significantly reduce the equity required to fund the balance of the production budget as well as the inherent risk in movie financing. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as the hiring of creative personnel. The Company is currently reviewing its estimates to fully implement its business planning and is investigating new technologies and business opportunities.  However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

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

At July 31, 2010, the Company had cash of $9,629 as compared to $1,538 at April 30, 2010.  The Company’s increase in cash is primarily attributable to its operating profit during the period.

Contractual Obligations

As a result of a writing agreement signed on February 19, 2008, in connection with a currently untitled feature length motion picture remake/sequel of one of the films in the Company’s library, the Company is obligated to pay the writer a further $66,667 in installments upon completion of certain writing milestones which may occur during the course of the agreement. As these milestones occur, the amounts due will be either paid or accrued.  Given the uncertainty surrounding the production of this movie, the Company has recognized an impairment charge for this project in the period ended April 30, 2010.

Effective March 15, 2010, the Company settled a dispute with former officer and director Ms. Geraldine Blecker over deferred salary amounting to $48,000 and accumulated interest of $7,034. Beginning with September 2010, the Company has agreed to pay Ms. Blecker a monthly sum of $1,000 against the outstanding balance of $55,034.  The balance due shall accrue interest at an annual rate of 6.25%.

The Company does not have, nor is it aware of, any other material contractual obligations.

Recent Events

On May 13, 2010, the Chief Executive Officer and Chief Financial Officer both resigned their respective positions, effective as of May 14, 2010. Their place was to be taken by interim consultants who did not accept the positions offered.  From that date through December 13, 2010, the Company has been managed by its board of directors.

On May 13, 2010 the co-Managing Director of Kings Road Entertainment Europe GmbH resigned her position effective as of May 14, 2010 and this was published in the German trade register in Munich on November 10, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 and Rule 15d-15

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation and the material weaknesses in our internal control over financial reporting as of April 30, 2010 that we have not yet remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of July 31, 2010.

b. Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for our fiscal year ended April 30, 2010 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2011, the Company was not aware of any pending claims or assessments, which may have a material adverse impact on the Company's financial position or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 6, 2008)

3.3	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2008)
3.4	Bylaws of Registrant as passed by the Board by unanimous written consent on December 17, 2010 (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 31, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: March 31, 2011	By:	/s/ Michael A. Yedor
Michael A. Yedor, Chief Executive Officer