Form 10-Q
period 2010-10-31
KINGS ROAD ENTERTAINMENT INC
filed 2011-03-31
CIK 773588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended October 31, 2010
-OR-
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 0-14234
[Missing Graphic Reference]

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☒ No

As of March 30, 2011, the registrant had 31,321,493 shares of common stock outstanding.

KINGS ROAD ENTERTAINMENT, INC.
FORM 10-Q
Quarter Ended October 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND APRIL 30, 2010

	October 31, 2010	April 30, 2010
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$10,495	$1,538
Accounts receivable, trade	1,669	41,371
Prepayments and other current assets	-	5,190
Total current assets	12,164	48,099

Other assets:
Film development costs, net (Note 4)	58,000	58,000
Total other assets	58,000	58,000

TOTAL ASSETS	$70,164	$106,099

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$225,656	$238,109
Accrued expenses	268,452	275,477
Stockholder loans	123,156	119,346
Deferred revenue (Note 5)	109,091	109,091
Total current liabilities	726,355	742,023

Non-current liabilities
Deferred revenue (Note 5)	431,591	463,636
Total non-current liabilities	431,591	463,636

Total liabilities	1,157,946	1,205,659

Stockholders’ equity (deficit):
Common stock; 50,000,000 shares authorized at $0.01 par value; 31,321,493 shares issued and outstanding at October 31, 2010 and 31,321,493 at April 30, 2010.	313,214	313,214
Preferred stock: 2,000,000 authorized at $0.01 par value; no shares issued and outstanding at October 31, 2010 and April 30, 2010.		-
Additional paid-in capital	25,970,141	25,970,141
Accumulated deficit	(27,371,585)	(27,383,281)
Accumulated other comprehensive income	448	366
Total stockholders’ deficit	(1,087,782)	(1,099,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$70,164	$106,099
See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
(unaudited)

	Three months ended October 31,
	2010	2009
REVENUES
Feature films	$30,090	$92,348
TOTAL REVENUE	30,090	92,348

OPERATING EXPENSES:
General and administrative	23,359	170,131
Impairment of capitalized film costs	-	152,597
Total operating expenses	23,359	322,728

INCOME (LOSS) FROM OPERATIONS	6,731	(230,380)

OTHER INCOME (EXPENSE):
Interest income	-	21
Interest expense	(2,443)	(1,762)
Total other income (expense)	(2,443)	(1,741)

INCOME (LOSS) BEFORE INCOME TAXES	4,288	(232,121)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$4,288	$(232,121)

Net income (loss) per share – Basic & Diluted	$0.00	$(0.01)

Basic and diluted weighted average number of shares outstanding during the period	31,321,493	19,971,493

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(unaudited)

	Six months ended October 31,
	2010	2009
REVENUES
Feature films	$85,428	$156,137
TOTAL REVENUE	85,428	156,137

OPERATING EXPENSES:
General and administrative	69,399	270,792
Impairment of capitalized film costs	-	152,597
Total operating expenses	69,399	423,389

INCOME (LOSS) FROM OPERATIONS	16,029	(267,252)

OTHER INCOME (EXPENSE):
Interest income	-	21
Interest expense	(4,333)	(3,493)
Total other income (expense)	(4,333)	(3,472)

INCOME (LOSS) BEFORE INCOME TAXES	11,696	(270,724)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$11,696	$(270,724)

Net income (loss) per share – Basic & Diluted	$0.00	$(0.01)

Basic and diluted weighted average number of shares outstanding during the period	31,321,493	19,653,558

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(unaudited)

	Six months ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,696	$(270,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impaired film development costs	-	152,597
Accrued shareholder interest payable	3,810	3,490
Change in operating assets and liabilities:
Accounts receivable, trade	39,702	(10,097)
Film development costs	-	(11,344)
Prepayments and other current assets	5,190	-
Accounts payable	(12,453)	34,635
Accrued expenses	(7,025)	80,798
Deferred revenue	(32,045)	(71,229)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,875	(91,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	100,000

Foreign currency translation	82	(1,529)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,957	6,597
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,538	11,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,495	$18,013

See accompanying notes to consolidated financial statements.

KINGS ROAD ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements
As of October 31, 2010

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

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and payment of liabilities in the normal course of business. However at October 31, 2010, the Company has limited revenues and a deficit in working capital of $714,191 and has an accumulated deficit of approximately $27,372,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has ceased activities that historically produced negative cash flow and is attempting to raise capital through equity-based investment instruments in order to provide funding for the development of future projects and operating expenses. Management is also evaluating new technologies with a view to expanding the Company’s core business. However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

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

d. Principals of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of October 31, 2010, the Company had three wholly-owned subsidiaries: Ticker, Inc., (a California corporation), which was inactive during the six month period ended October 31, 2010, The Big Easy II Film, LLC (a California limited liability corporation), which was also inactive during the six month period ended October 31, 2010 and Kings Road Entertainment Europe GmbH (a limited liability company incorporated under the laws of Germany), which facilitates international co-productions.

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

g. Earnings (Net Loss) Per Share

In accordance with generally accepted accounting principles, the Company calculates basic net loss per share using the weighted average number of common shares outstanding during the periods presented. The Company does not have any potentially dilutive common stock equivalents, such as options or warrants and has not issued any preferred shares.

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

b. Accounts Receivable

The Company licenses various rights in its films to distributors throughout the world. Generally, payment is received in full or in part prior to the Company’s delivery of the film to the applicable distributor. Once calculated royalties from actual sales have exceeded such an advance, the Company receives royalty income at the end of a specific reporting period (usually three, six or twelve months) based on actual sales from the preceding reporting period. As of October 31, 2010, the Company had a total of $1,669 in accounts receivable. This amount had been collected by the date of this report.

NOTE 4 - FILM DEVELOPMENT COSTS

Film development costs are costs incurred for movie projects not yet in production. Film development costs, including any related interest and overhead, are capitalized as incurred in accordance with U.S. GAAP. Profit participations and residuals, if any, are accrued in the proportion that revenue for a period bears to the estimated future revenues.  Costs are amortized using the individual film forecast method which bases the costs amortized on the ratio of revenue earned in the current period to the Company's estimate of total revenues to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. Management’s periodical review of unamortized film costs resulted in no impairment during the six month period ending October 31, 2010.

At October 31, 2010, film development costs totaled $58,000 and were unchanged when compared to April 30, 2010.

The Company does not expect to amortize film development costs during the next twelve months.  The components of the Company’s film costs at October 31, 2010 relate entirely to movies in development for theatrical release.

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

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents the unamortized portion of royalty advances from distributors. The Company amortizes a royalty advance across the applicable period of each distribution agreement.  Current liabilities disclose the amount expected to be amortized during the subsequent 12 month period and the balance is disclosed as a non-current liability. As of October 31, 2010 and April 30, 2010, the Company had deferred revenue totaling $540,682 and $572,727, respectively. The decrease is primarily due to the regular amortization of royalty advances but is partially offset by the inclusion of a royalty advance received with a new distribution agreement. The Company is following the guidelines of ASC Topic No. 926 for film production and distribution (See Note 4).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a. Rent

The Company rents its registered office space at 468 N. Camden Drive in Beverly Hills, California and additional office space in Santa Monica, California until June 2010. The Company also rents flexible storage space for its archives. Rent expense for the Company's offices and archive storage space was $7,428 and $13,689 during the three months ended October 31, 2010 and 2009, respectively and $18,173 and $26,484 during the six months ended October 31, 2010 and 2009, respectively. All rental agreements may be terminated upon one month’s notice.

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

c. Stockholder Loans

As of October 31, 2010, the Company had borrowed the principal sum of $106,877 ($123,156) including accrued interest) from two of its largest stockholders, the Company’s former Head of Production, Mr. Sven Ebeling and the Company’s former President and CEO, Mr. Philip Holmes under the terms of an arrangement dated October 15, 2008, which authorized the borrowing of up to $500,000 from stockholders of the Company to fund working capital and other needs (the “Loan” or “Loans”). The Loans are not collateralized and bear interest at an adjustable rate equal to 3% above the WSJ Prime Rate which interest rate is reset quarterly. The term of each Loan will be for a maximum of one year from the end of the month in which the Loan is made. At the end of this term, the Company will either repay the Loan with interest or renegotiate the Loan with the lending party. Upon default or failure to negotiate a mutual extension, the lenders may require the Company issue shares at the value of the 90-day rolling average share price of the Company’s common stock as quoted on the Pink Sheets at the lower of the trading price at the day of lending or date of renewal. The value shall include the principal and accumulated interest. The accrued interest charge is recognized on the balance sheet together with the principal amount of the loans and the annual interest charge is expensed on the Statement of Operations.  As of October 31, 2010 the accumulated interest for the loans totaled $16,279.  The Company disclosed this transaction in a Form 8-K filed on July 21, 2008.  On July 22, 2009, the board of directors unanimously resolved to extend and clarify the terms under which Loans may be made to the Company to include amounts due to stockholders for services and to provide for the conversion of those loans to equity at any time during the term of the Loan at the 90 day rolling average stock price as quoted on the Pink Sheets.  On December 17, 2010 the board terminated this arrangement whereby the Loans could be converted to equity upon demand of the lender.  As the Loans and accrued interest are on an annual renewal basis, the Company has classified the Loans as a current liability. Of the principal sum of $106,877 outstanding as of July 31, 2010, an amount of $90,000 plus accrued interest was re-negotiated according to the original terms on July 31, 2009 between the stockholders and the Company resulting in a 12 month extension of the Loan term through to July 31, 2010. On July 31, 2010 no agreement was reached between the Company and the lending stockholders so the loans were deemed to be extended for a further year until July 31, 2011.

d. Contingent Losses & Litigation

Legal fees associated with litigation are recorded or accrued in the period in which they occur.  In the ordinary course of business, the Company may become involved in matters of dispute which in the aggregate are not believed by management to be material to its financial position or results of operations. As of October 31, 2010, the Company was not involved in any litigation.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 - COMMON STOCK

At October 31, 2010, the Company had 50,000,000 authorized shares of common stock, $0.01 par value, of which 31,321,493 were issued and outstanding and 2,000,000 authorized shares of “blank check” preferred stock, $0.01 par value, of which no preferred shares were issued or outstanding.  At April 30, 2010, the Company had 50,000,000 authorized shares of which 31,321,493 were issued and outstanding.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date the financial statements were available to be issued.

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

The new board of directors tasked its officers to bring the Company’s periodic filings up to date and to keep those filings current, and  to address the material weaknesses perceived in the Company’s financial controls and procedures.  Specifically the board and the executive officers took the following actions to remediate these  material weaknesses  :

•	The Company appointed Douglas Beach, CPA, as the CFO to oversee the financial affairs of the Company. Management believes Mr. Beach qualifies as a “financial expert”

•	The Company reconstituted the audit committee of the board of directors, which included Douglas Beach and Lee Williams. Mr. Williams has been determined to be independent of the Company.

•	The Company retained the services of the former President and CEO to assist in accounting and tax matters given his thorough knowledge of the Company’s operations.

•	The Company committed financial resources for professional services providers, including legal and accounting.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion concerns the periods ended October 31, 2010 and October 31, 2009, which should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document as well as the Form 10-K for the fiscal year ended April 30, 2010.

Results of Operations

The Three Months Ended October 31, 2010 vs. the Three Months Ended October 31, 2009
For the quarter ended October 31, 2010, operating revenues were $30,090 as compared to $92,348 for the quarter ended October 31, 2009. The decrease of $62,258 results primarily from a decrease in distribution royalties during the three month period ending on October 31, 2010. This was primarily due to revenues from a non-recurring royalty adjustment of approximately $38,310 and expiry of the distribution contract for a movie during the period ended October 31, 2009.

Operating expenses amounted to $23,359 for the quarter ended October 31, 2010 as compared to $322,728 during the quarter ended October 31, 2009. This decrease of approximately $299,369 is primarily due to a decrease in the impairment of film development costs of approximately $153,000 and a reduction in legal fees of approximately $20,000, management bonuses of $20,000; accounting and audit fees of approximately $12,000; a decrease in consulting fees of approximately $71,000; rent and office expenses of approximately $10,000 and general and administrative costs of approximately $13,000.

Interest expenses increased to $2,443 for the quarter ended October 31, 2010 as compared to $1,762 during the quarter ended October 31, 2009. The increase of $681 is primarily attributable to the inclusion of scheduled interest from a settlement agreement between the Company and a former officer and director.

The Company had a net income of $4,288 for the quarter ended October 31, 2010 as compared to a net loss of $232,121 for the quarter ended October 31, 2009. The decrease in losses of $236,409 results primarily from the decrease in the impairment of film development costs of approximately $153,000 and the reduction in operating costs as described above. This was partially offset by the reduction in revenues during the period.

The Six Months Ended October 31, 2010 vs. the Six Months Ended October 31, 2009
For the six months ended October 31, 2010, operating revenues were $85,428 as compared to $156,137 for the six months ended October 31, 2009. The decrease of $70,709 is attributable to revenues from a non-recurring royalty adjustment of approximately $38,310 and expiry of the distribution contract for a movie during the period ended October 31, 2009.

Costs and expenses amounted to $69,399 for the six months ended October 31, 2010 as compared to $423,389 during the six months ended October 31, 2009. This decrease of approximately $353,990 is primarily due to a decrease in the impairment of film development costs of approximately $153,000 and decreases in consulting fees of approximately $71,000; in legal fees of approximately $40,000; audit and accounting fees of approximately $22,000; management bonuses of $40,000 and general and administrative expenses of approximately $14,000.

The Company had a net income of $11,696 for the six months ended October 31, 2010 as compared to a net loss of $270,724 for the six months ended October 31, 2009. This decrease in net loss of $282,420 resulted primarily from the decrease in, the impairment of capitalized film development expenses and expenses as described above which were partially offset by the reduction in revenues during the period.

Liquidity and Capital Resources

The production of motion pictures requires substantial working capital. The Company must expend substantial sums for development as well as for the production and distribution of a picture, before that picture generates any revenues. The Company's principal source of working capital during the six months ended October 31, 2010, was motion picture distribution and licensing income. In general, cash flows resulting from the distribution of the Company’s existing film library have declined and are expected to continue to decline over the long term. The Company is taking measures to renew expiring licenses and ensure its library is continuously distributed in all major world markets to slow down this trend. It is unlikely that the Company's existing distribution and licensing income will be sufficient to fund its ongoing operations. For this reason, the Company is developing new movies and seeking equity funding for these movies in order to fully implement its business planning as a movie production and distribution company. The Company anticipates that its films will primarily be financed by external sources including tax and location incentives, sales made in advance to distributors and TV companies as well as the receipt of minimum guarantee payments from sales companies. External financing will likely significantly reduce the equity required to fund the balance of the production budget as well as the inherent risk in movie financing. In order to fully implement the Company’s business planning, the Company’s liquidity requirements include amounts for screenplay acquisition and development as well as the hiring of creative personnel.  The Company is currently reviewing its estimates to fully implement its business planning and is investigating new technologies and business opportunities.   However, the Company believes it highly unlikely that it will generate enough income from operations, including the expanded exploitation of its library, to meet the Company’s short term operating requirements.  Since December, 2010, the Company’s operations have been funded largely by cash advances to the Company from Michael A. Yedor, an affiliate of the Company, who is exploring the desirability of an equity investment therein, and Management believes that the Company’s ability to continue operations will depend upon its ability to attract and obtain additional investments or working capital from others, which may include affiliates of the Company.  At this time, the Company has not solicited investment from any investment banks, private equity firms or venture capitalists, nor has it retained advisers for the purpose of raising funds.

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

At October 31, 2010, the Company had cash of $10,495 as compared to $1,538 at April 30, 2010.  The increase in the Company’s cash is primarily attributable to its net income derived during the period.

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

None.

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

Based on the foregoing evaluation and the material weaknesses in our internal control over financial reporting as of April 30, 2010 that we have not yet remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of October 31, 2010.

b. Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for our fiscal year ended April 30, 2010 and those deficiencies have not yet been remediated by us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for the fiscal year ended April 30, 1998 filed with the Commission on July 30, 1998)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 6, 2008)

3.3	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 18, 2008)

3.4	Bylaws of Registrant as passed by the Board by unanimous written consent on December 17, 2010 (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 31, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGS ROAD ENTERTAINMENT, INC.

Date: March 31, 2011	By:	/s/ Michael A. Yedor
Michael A. Yedor, Chief Executive Officer